Form 10-Q
GLOBAL TELECOMMUNICATION SOLUTIONS INC
filed 1996-05-20
CIK 925004

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended         March 31, 1996

    (  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from                    to

                          Commission file number       1-13478


                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
        (Exact name of small business issuer as specified in its charter)


                       Delaware                                13-3698386
         (State or other jurisdiction of                    (IRS Employer
         incorporation or organization)                     Identification No.)


                     40 Elmont Road, Elmont, New York 11003
                    (Address of principal executive offices)

                                  (516) 326-1940
                           (Issuer's telephone number)


                    (Former name, former address and former
                     fiscal year, if changed since last report)


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 17, 1996, there were 5,512,801 shares of common stock outstanding.

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.



                                                           Page
Part I.  Financial Information

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets - March 31, 1996
  and December 31, 1995.................................... 3

Consolidated Statements of Operations -
  Three months ended March 31,
  1996 and 1995.........................................    4

Consolidated Statements of Cash Flows -
  Three months ended March 31,
  1996 and 1995.........................................    5

Notes to Consolidated Financial Statements..............    6

Item 2.  Management's Discussion and Analysis of
          Financial Condition and
          Results of Operations.................... .....  8-9

Part II  Other Information

         Item 1-6 Other Information.....................   10

         Signatures.....................................   11

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.

                           Consolidated Balance Sheets


                               Assets                                         March 31,               December 31,
                                                                                 1996                     1995
                                                                             (unaudited)

Current assets:
  Cash and cash equivalents                                                $    899,508             $   928,516
  Accounts receivable, less allowance for doubtful
    accounts of $285,000 and $165,000 in 1996 and 1995                        2,580,781               3,508,250
  Inventory                                                                     390,670                 268,874
  Deferred costs                                                              1,282,545               1,235,972
  Convertible note receivable                                                   325,000                 325,000
  Note receivable                                                                  --                   237,000
  Prepaid royalties and patent license fees                                     286,985                 292,911
  Prepaid expenses and other current assets                                     298,207                 155,008

                  Total current assets                                        6,063,696               6,951,531

Goodwill, net                                                                18,860,494                   --
Fixed assets, net                                                             1,776,678                 428,381
Deferred financing fees, net                                                     70,495                   --
Other assets                                                                    232,665                 102,052

                  Total assets                                             $ 27,004,028              $7,481,964

                Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                            3,767,842               1,819,813
  Accrued liabilities                                                         1,160,034                 491,488
  Deferred revenue                                                            5,437,367               3,513,909
  Sales and excise tax liability                                                879,674                   --
  Amounts payable to related party                                              738,659                   --

                  Total current liabilities                                  11,983,576               5,825,210

  Amounts payable to related party, long-term                                   715,971                   --

Convertible notes payable                                                     2,800,000                   --

                  Total liabilities                                          15,499,547               5,825,210

Stockholders' equity:
  Preferred stock, $.01 par value, authorized 1,000,000
    shares; none issued                                                          --                       --
  Common stock, $.01 par value, authorized 15,000,000
    shares; issued and outstanding 4,912,801 and
    3,141,678 shares, respectively                                              49,128                   31,417
  Additional paid-in capital                                                18,730,561                7,308,784
  Deferred compensation                                                       (498,498)                (197,165)
  Accumulated deficit                                                       (6,674,053)              (5,486,282)
  Common stock subscription receivable                                        (100,000)                   --
  Cumulative foreign currency translation adjustment                            (2,657)                   --

                  Total stockholders' equity                                11,504,481                1,656,754

                  Total liabilities and stockholders equity               $ 27,004,028             $  7,481,964



See accompanying notes to consolidated financial statements.

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.

                      Consolidated Statements of Operations
                                   (Unaudited)




                                                                                       Three months ended
                                                                                           March 31,

                                                                                 1996                     1995

Net sales                                                                  $  1,327,710               $  484,649

Cost of sales                                                                 1,013,556                  563,761

                  Gross profit (loss)                                           314,154                  (79,112)

Selling and marketing expenses                                                  534,731                  262,183
General and administrative expenses                                             970,949                  403,138

                  Operating expenses                                          1,505,680                  665,321

                  Operating loss                                             (1,191,526)                (744,433)

Investment income                                                                19,581                   57,379
Interest expense                                                                (17,226)                   --
Other                                                                             1,400                    --

                  Loss before income taxes                                   (1,187,771)                (687,054)

Income tax expense                                                                --                       --

                  Net loss                                                 $ (1,187,771)              $ (687,054)

Net loss per share                                                         $       (.32)              $     (.22)
Weighted average shares of common stock and common
  stock equivalents                                                           3,764,490                3,141,678



See accompanying notes to consolidated financial statements.

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                           Three months ended
                                                                                               March 31,

                                                                                       1996                 1995

Cash flows from operating activities:
  Net loss                                                                      $(1,187,771)           $   (687,054)
  Adjustments to reconcile net loss to net cash provided by or used in operating activities:
    Depreciation and amortization                                                   141,418                   7,017
    Deferred compensation                                                            98,667                   --
    Amortization of deferred financing costs                                          1,699                   --
  Changes in operating assets and liabilities, net of effects of acquisition:
    (Increase) decrease in accounts receivable                                    1,883,903                (288,761)
    Increase in inventory                                                           (24,796)                (61,772)
    Increase in deferred costs                                                      (46,573)                (95,148)
    (Increase) decrease in prepaid royalties and patent license
      fees                                                                            5,926                 (58,157)
    (Increase) decrease in prepaid expenses and other current
      assets                                                                         12,096                 (72,482)
    Increase in other assets                                                             (9)                  --
    Decrease in accounts payable                                                   (319,765)                (99,552)
    Increase in accrued liabilities                                                 134,813                  71,364
    Increase in sales and excise taxes payable                                      153,045                   --
    Increase (decrease) in deferred revenue                                         (74,688)                393,054

                  Net cash provided by (used in) operating activities               777,965                (891,491)

Cash flows from investing activities:
  Purchases of fixed assets                                                         (57,851)                (18,697)
  Convertible note receivable                                                          --                  (200,000)
  Cash acquired in excess of cash payment for acquisition                            54,190                   --

                  Net cash used in investing activities                              (3,661)               (218,697)

Cash flows from financing activities:
  Payment of notes payable to related party                                        (550,000)                  --
  Increase in notes receivable from Global Link prior to merger                    (250,655)                  --

                  Net cash used in financing activities                            (800,655)                  --

Effects of exchange rate changes on cash                                             (2,657)                  --

                  Net decrease in cash                                              (29,008)             (1,110,188)

Cash and cash equivalents at beginning of period                                    928,516               5,135,260

Cash and cash equivalents at end of period                                     $    899,508             $ 4,025,072

Supplemental disclosures:
  Interest paid during the period                                              $       --               $     --

Income taxes paid during the period                                            $       --               $      500

Non-cash investing and financing activities:
  Issuance of common stock in connection with acquisition                      $  11,039,488           $      --
  Deferred compensation arising from grant of warrants                         $     400,000           $      --


See accompanying notes to consolidated financial statements.

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.

                   Notes to Consolidated Financial Statements

                                 March 31, 1996

(1)      Business and Basis Presentation

         Business

         Global Telecommunication Solutions, Inc. (the "Company") was incorporated on December 23, 1992 and is engaged in the designing, developing and marketing of prepaid phone/debit cards featuring licensed, promotional and standard graphics. The Company also provides card users access to long distance service through its switching facilities and long distance network arrangements.

         Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

(2)      Loss Per Share

         Weighted average shares of common stock for the three months ended March 31, 1996 and 1995 does not include common stock equivalents as their effect would be anti-dilutive.

(3)      Acquisition

         On February 29, 1996, pursuant to an Agreement and Plan of Merger dated January 18, 1996, the Company, through a wholly-owned subsidiary, acquired all the issued and outstanding common stock of Global Link Teleco Corp. ("Global Link"), which designs, develops and markets prepaid phone/debit cards through retail telephone calling centers as well as through distribution arrangements. The acquisition was accounted for as a purchase. Accordingly, the acquired assets and liabilities were recorded at their estimated fair values at the date of acquisition and the operating results of Global Link were included in the accompanying consolidated statement of operations from the acquisition date.

         In connection with the merger, the Company issued 1,718,318 shares of common stock in exchange for all of the issued and outstanding common stock of Global Link. In addition, the Company issued 52,805 shares of common stock to a creditor of Global Link. The total cost of the acquisition was approximately $11,500,000 including direct transaction costs of approximately $450,000. In addition, Global Link has $2,800,000 aggregate principal amount of 6% Debentures outstanding, which principal amounts are due and payable on June 23, 1999 for which the Company has guaranteed the payment.

         The acquisition resulted in goodwill of $18,965,860, based on an allocation of purchase price, calculated as follows:

            Fair market value of common stock issued               $11,039,488
            Fair value of liabilities assumed                       10,718,587
            Fair value of assets acquired                           (3,242,215)
            Acquisition related costs                                  450,000
            Goodwill                                               $18,965,860

         The following unaudited combined pro forma information reflects the results of operations assuming the acquisition of Global Link had been made at the beginning of the respective periods.


                                        Three Months Ended
                                            March 31,
                                      1996             1995

            Net sales             $ 2,691,000     $ 2,120,000
            Net loss               (1,997,000)     (1,228,000)
            Net loss per share    $      (.41)    $      (.25)

         Pro forma adjustments include recording amortization expense on goodwill (using the straight-line method over 15 years) and the elimination of interest expense on debt of Global Link repaid in connection with the acquisition.

         The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase been made at the beginning of the respective periods, or of results which may occur in the future.

(4)      Private Placement

         In May 1996, the Company sold through a private placement 600,000 shares of the Company's common stock and 1,200,000 warrants for $3,000,000. Each warrant entitles the holder to purchase one share of common stock. In connection with this private placement, the Company issued a warrant to Whale Securities Co., L.P., the placement agent ("Whale"), to purchase, through May 10, 2001, up to 60,000 shares of common stock and 120,000 warrants for $5.00 per each share of common stock and two warrants.

(5)      Warrants

         In January 1996, the Company issued five-year warrants to Whale and/or its designees to purchase an aggregate of 200,000 shares of common stock at $5.125 per share in consideration for consulting services. The estimated fair market value of these warrants of $400,000 was recorded as deferred compensation and the Company has recorded an expense of $66,666 to date.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         The Company generates revenues from the sales of prepaid phone cards through retail telephone calling centers and through distribution channels or via direct marketing to the public. To date, the Company's expenses have exceeded revenues, resulting in net losses of $1,187,771 and $687,054, respectively, for the three months ended March 31, 1996 and 1995. Losses incurred since inception have been primarily attributable to start-up costs incurred in connection with the development and promotion of the Company's products, the development of in-house creative capabilities and the hiring of additional personnel to support the Company's operations.

         The Company's primary cost of sales are incurred in connection with the design and manufacture of its prepaid phone cards, royalties in connection with the various license agreements, switch administration fees and long distance carriers fees (which long distance costs are not billed or incurred until such time as long distance service is accessed).

         The Company records deferred revenue at the time it sells its prepaid phone cards and recognizes revenue at the time the consumer accesses long distance service. In connection with sales of cards featuring licensed graphics, the Company generally charges a premium per minute charge for long distance services. The premium, if any, is recognized at the time of sale, while the remaining revenue is deferred and recognized when long distance service is accessed. The Company recognizes as revenue deferred revenue relating to unused calling time remaining upon each cards expiration (generally 12 to 18 months after issuance) at such date. The Company believes that the collectors of prepaid phone cards bearing licensed graphics may not use a substantial portion of calling time available on such cards.

                  Three Months Ended March 31, 1996 Compared to
                        Three Months Ended March 31, 1995

         Net sales for three months ended March 31, 1996 were $1,327,710 compared to $484,649 for the three months ended March 31, 1995, an increase of $843,061 or 174.0%. Approximately $732,850 (151.0%) of the increase is attributable to the acquisition of Global Link (see note 3). The remaining increase is primarily due to the recognition of revenue upon the expiration of certain cards. Gross margins increased to 23.7% of net sales for the three months ended March 31, 1996 compared to negative 16.3% of net sales for the comparable period in the prior year. The net increase in the gross margin is partially a result of the acquisition of Global Link whose margins for the period approximated 39.5%, the recognition of revenue upon the expiration of certain cards which produced higher margins and a decrease in credit card chargebacks offset by a decrease in margins as a result of the write-off of printing and production costs related to unsold expired prepaid phone cards.

         Selling and marketing expenses were $534,731 for three months ended March 31, 1996 compared to $262,183 for the three months ended March 31, 1995, an increase of $272,548 or 104.0%. Approximately 125,344 or 47.8% of this increase is attributable to the Global Link acquisition. The remaining increase of $136,839 or 56.2% is primarily a result of hiring additional marketing and sales personnel and an increase in commissions incurred pursuant to certain arrangements with unaffiliated third parties for the marketing and advertisement of the Company's prepaid phone cards.

         General and administrative expenses increased to $970,949 for the three months ended March 31, 1996 from $403,138 for the three months ended March 31, 1995, an increase of $567,811 or 140.8%. Approximately $389,936 or 96.7% of the increase is attributable to the Global Link acquisition. The remaining increase of $177,875 or 44.1% is due primarily to the expenses relating to warrants and options issued to outside consultants, an increase in costs resulting from the relocation of the Company's headquarters to a larger facility and an increase in general office expenses attributable to an increase in personnel.

         Investment and interest income amounted to $19,581 for the three months ended March 31, 1996 as compared to $57,379 for the three months ended March 31, 1995. The decrease of $37,798 is a result of lower balances of cash and cash equivalents on hand offset by an increase in interest on an additional convertible note receivable.

         Interest expense for three months ended March 31, 1996 increased to $17,226 from $0 for the three months ended March 31, 1995, as a result of interest on the $2,800,000 convertible notes payable acquired from Global Link.

         For the foregoing reasons, the Company incurred a net loss of $1,187,771 for three months ended March 31, 1996 compared to a net loss of $687,054 for the three months ended March 31, 1995.

Liquidity and Capital Resources

         At March 31, 1996 the Company had cash and cash equivalents of $899,508 and a working capital deficit of $(5,919,880), compared to cash and cash equivalents of $928,516 and working capital of $1,126,321 at December 31, 1995. This working capital deficit is primarily a result of the assumption by the Company of certain obligations and other debt of Global Link in connection with the merger, including approximately $2,000,000 of Global Link's deferred revenues and $2,000,000 in payments due to Peoples Telephone Company, Inc. ("Peoples").

         Net cash provided by operating activities for the three months ended March 31, 1996 of $777,965 was primarily due to a large increase in collections of outstanding accounts receivable. Accounts receivable are generated pursuant to sales of prepaid phone cards primarily to distributors, dealers and corporations, which are obligated to make payments for the cards 30 days from the date of delivery. Deferred revenue represents sales of prepaid phone cards for which revenue has not yet been recognized, but will typically be recognized in future periods as customers access long distance services or at the expiration dates of the phone cards. Net cash used in investing activities for the three months ended March 31, 1996 consisted of $57,851 of capital expenditures, net of $54,190 in cash acquired in excess of cash payments for the Global Link acquisition. Net cash used in financing activities consisted of payment to Peoples and an increase in notes receivable of $250,655 from Global Link prior to the merger. The Company does not have any material commitments for capital expenditures.

         The Company has substantial capital requirements resulting from the funding of losses from operations, the need to finance continued growth and certain payment obligations incurred in connection with the acquisition of Global Link. The Company anticipates that cash flows will improve as a result of the increase in revenues and improvement in margins are anticipated to result from the integration of the operations of Global Link with those of the Company. In addition, in April 1996, the Company completed a $3,000,000 private placement offering of thirty units, with each unit consisting of 20,000 shares of the Company's common stock and 40,000 warrants. Each warrant entitles the holder to purchase one share of the Company's common stock. Net proceeds of the offering amounted to approximately $2,600,000. The Company anticipates, based on its current plans and assumptions relating to its operations, that its cash balances, together with projected cash flows from operations and the proceeds from the private placement, will be sufficient to satisfy the Company's contemplated cash requirements during 1996, although there can be no assurance that this will be the case. In the event that the Company's plans change, its assumptions change or prove to be inaccurate or cash flows otherwise prove to be insufficient to fund operations, the Company would be required to seek
additional   financing,   curtail  its  proposed   expansion  and  possibly  its
operations.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibits


27     Financial Data Schedule


B.    Current Reports on Form 8-K

      Current Report on Form 8-K for event dated March 1, 1996 and amendment thereto.

                                   SIGNATURES




In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Telecommunication Solutions, Inc.
     Registrant

By:  /s/Maria Bruzzese
William J. Rouhana, Jr.
Chief Financial Officer                               Dated:  May 17, 1996



By:  /s/Maria Bruzzese
Chief Financial Officer (and principal
  accounting officer)                                 Dated:  May 17, 1996