Form 10-Q
period 1996-06-30
GLOBAL TELECOMMUNICATION SOLUTIONS INC
filed 1996-08-19
CIK 925004

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended         June 30, 1996

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


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 9, 1996, there were 5,512,801 shares of common stock outstanding.

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES





Part I.  Financial Information

Item 1.  Consolidated Financial Statements


                                                                                                                 Page

         Consolidated Balance Sheets - June 30, 1996 (unaudited) and December 31, 1995.........................   3

         Consolidated Statements of Operations - Six and three months ended June 30,
         1996 and 1995 (unaudited)............................................................................    4

         Consolidated Statements of Cash Flows - Six months ended June 30, 1996
         and 1995 (unaudited).................................................................................    5

         Notes to Consolidated Financial Statements...........................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................................................     9

Part II  Other Information

         Item 1-6 Other Information..........................................................................    12

         Signatures...........................................................................................   13

                                                   2

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets


                               Assets                                          June 30,               December 31,
                                                                                 1996                     1995
                                                                             (unaudited)

Current assets:
  Cash and cash equivalents                                             $  1,484,055                $   928,516
  Accounts receivable, less allowance for doubtful
    accounts of $284,000 and $165,000 in 1996 and 1995                     3,168,669                  3,508,250
  Inventory                                                                  231,105                    268,874
  Deferred costs                                                           1,189,398                  1,235,972
  Convertible notes receivable                                               325,000                    325,000
  Note receivable                                                               --                      237,000
  Prepaid royalties and patent license fees                                  278,479                    292,911
  Prepaid expenses and other current assets                                  245,546                    155,008

                  Total current assets                                     6,922,252                  6,951,531

Goodwill, net                                                             18,544,397                       --
Fixed assets, net                                                          1,990,530                    428,381
Deferred financing fees, net                                                  65,399                       --
Other assets                                                                 250,839                    102,052

                  Total assets                                          $ 27,773,417              $   7,481,964

                Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                        3,372,214                1,819,813
  Accrued liabilities                                                     1,011,027                491,488
  Deferred revenue                                                        5,578,248                3,513,909
  Sales and excise tax liability                                          1,090,058                   --
  Amounts payable to related party                                          977,315                   --
  Capital lease obligation, current                                          50,935                   --

                  Total current liabilities                              12,079,797                5,825,210

Amounts payable to related party, long-term                                 477,315                   --
Capital lease obligation, long-term                                          65,511                   --

Convertible notes payable                                                 2,800,000                   --

                  Total liabilities                                      15,422,623                5,825,210

Stockholders' equity:
  Preferred stock, $.01 par value, authorized 1,000,000
    shares; none issued                                                        --                     --
  Common stock, $.01 par value, authorized 15,000,000
    shares; issued and outstanding 5,512,801 and
    3,141,678 shares, respectively                                          55,128                   31,417
  Additional paid-in capital                                            21,380,919                7,308,784
  Deferred compensation                                                   (366,498)                (197,165)
  Accumulated deficit                                                   (8,610,139)              (5,486,282)
  Common stock subscription receivable                                    (100,000)                   --
  Cumulative foreign currency translation adjustment                        (8,616)                   --

                  Total stockholders' equity                            12,350,794                1,656,754

                  Total liabilities and stockholders equity           $ 27,773,417              $ 7,481,964



                           See  accompanying  notes  to  consolidated  financial
statements.

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)





                                                         Six months ended                         Three months ended
                                                           June 30, 1996                               June 30,

                                                     1996                 1995                 1996                 1995
Net sales                                     $ 4,459,356          $ 1,265,346             $ 3,131,646          $ 780,697

Cost of sales                                   3,387,048            1,256,684               2,373,492            692,923

     Gross profit                               1,072,308                8,662                 758,154             87,774

Selling and marketing expenses                  1,292,376              515,363                 757,645            253,180
General and administrative expenses             2,863,035              950,246               1,892,086            547,108

     Operating expenses                         4,155,411            1,465,609               2,649,731            800,288

     Operating loss                            (3,083,103)          (1,456,947)             (1,891,577)          (712,514)

Investment income                                  41,154              113,044                  21,573             55,665
Interest expense                                  (87,508)               --                    (70,282)              --
Other                                               5,600               (3,770)                  4,200             (3,770)

     Loss before income taxes                 (3,123,857)           (1,347,673)             (1,936,086)          (660,619)

Income tax expense                                    --                    --                   --                --

     Net loss                               $ (3,123,857)         $ (1,347,673)         $   (1,936,086)         $(660,619)

Net loss per share                          $       (.69)         $       (.43)         $         (.37)         $    (.21)

Weighted average shares of common
  stock and common stock equivalents           4,506,228             3,141,678               5,247,966           3,141,678



          See accompanying notes to consolidated financial statements.

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                            Six Months Ended

                                                                                                June 30,

                                                                                       1996                 1995

Cash flows from operating activities:
  Net loss                                                                      $  (3,123,857)         $(1,347,673)
  Adjustments to reconcile net loss to net cash provided by or used in operating activities:
    Depreciation and amortization                                                     556,876               15,868
    Deferred compensation                                                             230,667               33,833
    Amortization of deferred financing costs                                            6,795                --
  Changes in operating assets and liabilities, net of effects of acquisition:
    (Increase) decrease in accounts receivable                                      1,296,015             (684,012)
    (Increase) decrease in inventory                                                  134,769              (77,335)
    (Increase) decrease in deferred costs                                              46,574             (316,935)
    (Increase) decrease in prepaid royalties and patent license
      fees                                                                             14,432              (61,225)
    (Increase) decrease in prepaid expenses and other current
      assets                                                                           64,757              (73,475)
    Increase in other assets                                                          (18,183)              (5,823)
    Increase (decrease) in accounts payable                                          (715,393)             124,770
    Increase (decrease) in accrued liabilities                                        (14,192)             227,481
    Increase in sales and excise taxes payable                                        363,427                  --
    Increase (decrease) in deferred revenue                                            66,193              852,829

                  Net cash used in operating activities                            (1,091,120)          (1,311,697)

Cash flows from investing activities:
  Purchases of fixed assets                                                          (222,214)            (188,673)
  Convertible notes receivable                                                           --               (325,000)
  Cash acquired in excess of cash payment for acquisition                              54,190                  --

                  Net cash used in investing activities                              (168,024)            (513,673)

Cash flows from financing activities:
  Net proceeds from issuance of common stock and warrants                           2,656,358                  --
  Payment of notes payable to related party                                          (550,000)                 --
  Increase in notes receivable from Global Link prior to merger                      (250,655)                 --
  Payments on capital lease obligations                                               (32,404)                 --

                  Net cash provided by financing activities                         1,823,299                  --

Effects of exchange rate changes on cash                                              (8,616)                  --

                  Net increase (decrease) in cash                                    555,539              (1,825,370)

Cash and cash equivalents at beginning of period                                     928,516               5,135,260

Cash and cash equivalents at end of period                                      $  1,484,055             $ 3,309,890

Supplemental disclosures:
  Interest paid during the period                                               $      --               $   --

Income taxes paid during the period                                             $      --               $   --

Non-cash investing and financing activities:
  Issuance of common stock in connection with acquisition                       $ 11,039,488            $   --
  Deferred compensation arising from grant of warrants                          $    400,000            $   --
  Capital lease obligations incurred to acquire fixed assets                    $    148,850            $   --


          See accompanying notes to consolidated financial statements.

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                  June 30, 1996

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

         Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

(2)      Loss Per Share

         Weighted average shares of common stock for the six and three months ended June 30, 1996 and 1995 does not include common stock equivalents as their effect would be anti-dilutive.

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



                                                                  Six Months Ended
                                                                      June 30,
                                                     1996                                 1995

Net sales                                         $5,823,000                            $5,286,000
Net loss                                          (3,943,000)                           (2,710,000)
Net loss per share                                $     (.78)                           $     (.55)


         Pro forma adjustments include recording amortization expense on goodwill (using the straight-line method over 15 years), the elimination of amortization of the predecessor's good will and the elimination of interest expense on debt of Global Link repaid in connection with the acquisition.

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

(5)      Warrants

         In January 1996, the Company issued five-year warrants to Whale and/or its designees to purchase an aggregate of 200,000 shares of common stock at $5.125 per share in consideration for consulting services. The estimated fair market value of these warrants of $400,000 was recorded as deferred compensation and the Company has recorded an expense of $166,665 to date.

(6) Simultaneously with the execution of the merger agreement, Global Link executed an agreement with Peoples Telephone Company, Inc. (Peoples) pursuant to which Peoples agreed to accept $1,050,000 ($550,000 of which was paid on the date of the merger with the balance of $500,000 payable on June 28, 1996) to settle certain obligations and indebtedness to Peoples. As of the date of this report, the payment of the $500,000 to Peoples by the Company is outstanding. The Company is in the process of negotiating with Peoples to modify the terms of the original agreement between the parties, including a modification of the payment schedule with respect to the $500,000 payment. The Company believes that the agreement with Peoples will be modified on terms satisfactory to the Company, although there can be no assurance that this will be the case.

(7)      Tax Obligations and Compliance

         At June 30, 1996, the Company is delinquent in remitting certain amounts previously collected for sales, use and excise taxes to various taxing jurisdictions. Further, the Company has not filed certain sales and use, excise, income or franchise tax returns in certain jurisdictions in which it does business. Management is in the process of reviewing the Company's tax collection, remittance and compliance policies and procedures and has recorded a reserve for estimated tax obligations and related compliance issues. Depending on the ultimate resolution of these matters, it is reasonably possible that the amount of this reserve could require adjustment in the near term.

(8)      Liquidity

         The Company has substantial capital requirements resulting from the funding of losses from operations, the need to finance continued growth and certain payment obligations incurred in connection with the acquisition of Global Link. The Company anticipates that cash flows will improve as a result of the increase in revenues and improvement in margins are anticipated to result from the integration of the operations of Global Link with those of the Company. The Company anticipates, based on its current plans and assumptions relating to its operations, that its cash balances, together with projected cash flows from operations will be sufficient to satisfy the Company's contemplated cash requirements for the next 12 months, although there can be no assurance that this will be the case. In the event that the Company's plans change, its assumptions change or prove to be inaccurate or cash flows otherwise prove to be insufficient to fund operations, the Company would be required to seek additional financing or curtail its proposed expansion and possibly its operations.

                                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                              FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations

The Company generates revenues from the sales of prepaid phone cards. To date, the Company's expenses have exceeded revenues, resulting in losses of $3,123,857 and $1,347,673, respectively, for the six months ended June 30, 1996 and June 30, 1995.

The Company's primary cost of sales are incurred in connection with the design and manufacture of its prepaid phone cards, royalties in connection with the various license agreements, switch administration fees and long distance carriers fees (which long distance costs are generally not billed or incurred until such time as long distance service is accessed).

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


Six months ended June 30, 1996 Compared to Six months ended June 30, 1995

Net sales for the six months ended June 30, 1996 were $4,459,356 compared to $1,265,346 for the six months ended June 30, 1995, an increase of $3,194,010 or 252.4%. Approximately $3,073,000 or 242.9% of the increase is attributable to the acquisition of Global Link (see note 3). Revenues from the sale of cards featuring licensed graphics decreased by approximately $370,000 or 29.2% primarily as a result of a decrease in revenue recognized upon the expiration of certain cards and a decrease of licensed product offerings in 1996. Revenues from the sale of promotional cards decreased by approximately $77,000 or 6.1%. Sales of cards to other carriers increased by approximately $642,000 or 50.7% of which approximately $457,000 or 36.1% represented revenue recognized upon the expiration of certain cards. Furthermore, revenue derived from the Company's standard cards decreased by approximately $78,000 or 6.2%. The remaining increase in revenues of approximately $4,000 or .3% was due to an increase in the sale of non-card products and services. Gross margins increased to 24.1% of net sales for the six months ended June 30, 1996, compared to .7% of net sales for the comparable period in the prior year. The increase in the gross margin is partially a result of the acquisition of Global Link whose margins for the period approximated 31.8%. The remaining net increase in the gross margin is a result of a decrease in transmission costs as a percentage of sales resulting primarily from the recognition of revenue upon the expiration of certain cards which had no associated transmission costs offset by, an increase in sales of cards with lower margins and an increase in production costs as a percentage of sales primarily due to the write off of printing and production costs related to unsold expired prepaid phone cards.

Selling and marketing expenses were $1,292,376 for the six months ended June 30, 1996, compared to $515,363 for the six months ended June 30, 1995, an increase of $777,013 or 150.8%. Approximately $592,000 or 115.0 % of this increase is attributable to the Global Link acquisition. The remaining increase consists of approximately $200,000 or 38.8% of increased salaries due to the hiring of additional marketing and sales personnel, an increase of approximately $40,000 or 7.8% in travel expenses related to the additional personnel, and an increase of approximately $7,000 or 1.4% in other selling and marketing expenses, offset by a decrease of approximately $62,000 or 12.0% in costs in the advertisement and promotion of the Company's products, including attendance at trade shows.

General and administrative expenses increased to $2,863,035 for the six months ended June 30, 1996 compared to $950,246 for the six months ended June 30,1995, an increase of $1,912,789 or 201.3%. Approximately $1,646,000 or 173.2% of the increase is attributable to the Global Link acquisition. The remaining increase is due to approximately $163,000 or 17.2%, of additional amortization of deferred compensation costs with respect to warrants issued to outside consultants, an increase of approximately $54,000 or 5.7% in costs resulting from the relocation of the Company's headquarters to a larger facility and the rent expense related to new sales offices and an net increase in other general and administrative costs aggregated approximately $50,000 or 5.3%.

Investment and interest income amounted to $41,154 for the six months ended June 30,1996 as compared to $113,044 for the six months ended June 30,1995. The decrease of $71,890 is a result of lower balances of cash and cash equivalents on hand offset by an increase as a result of convertible notes receivable acquired in March and May 1995.

Interest expense for six months ended June 30,1996 increased to $87,508 from $0 for the six months ended June 30,1995, as a result of interest on the $2,800,000 convertible notes payable and amounts due to Peoples Telephone Company, Inc. (Peoples) acquired from Global Link and interest expense on capital lease obligations recorded in 1996.

For the foregoing reasons, the Company incurred a net loss of $3,123,857 for the six months ended June 30,1996 compared to a net loss of $1,347,673 for the six months ended June 30,1995.


Liquidity and Capital Resources

At June 30, 1996 the Company had cash and cash equivalents of $ 1,484,055 and a working capital deficit of $5,157,545 compared to 928,516 and $1,126,321, respectively, at December 31, 1995. This decrease in working capital was primarily a result of the assumption by the Company of certain obligations and other debt of Global Link in connection with the merger.

Net cash used in operating activities for the six months ended June 30, 1996 of $1,091,120 was primarily due to the Company's net loss and decrease in accounts payable and accrued liabilities, including taxes, offset by non-cash items, including depreciation and amortization, and a decrease in accounts receivable. Accounts receivable are generated pursuant to sales of prepaid phone cards primarily to distributors, dealers and corporations. Deferred revenue represents sales of prepaid phone cards for which revenue has not yet been recognized, but will typically be recognized in future periods as customers access long distance services or at the expiration dates of the phone cards. Net cash used in investing activities for the six months ended June 30, 1996 consisted of $222,214 of capital expenditures, net of $54,190 in cash acquired in excess of cash payments for the Global Link acquisition. Net cash provided by financing activities consisted of $2,656,358 of net proceeds from the issuance of common stock and warrants pursuant to a private placement completed in May 1996, a payment to Peoples of $550,000 and an increase in notes receivable of $250,655 from Global Link prior to the merger. The Company does not have any material commitments for capital expenditures.

The Company has substantial capital requirements resulting from the funding of losses from operations, the need to finance continued growth and certain payment obligations incurred in connection with the acquisition of Global Link. The Company anticipates that cash flows will improve as a result of the increase in revenues and improvement in margins are anticipated to result from the integration of the operations of Global Link with those of the Company. The Company anticipates, based on its current plans and assumptions relating to its operations, that its cash balances, together with projected cash flows from operations will be sufficient to satisfy the Company's contemplated cash requirements for the next 12 months, although there can be no assurance that this will be the case. In the event that the Company's plans change, its assumptions change or prove to be inaccurate or cash flows otherwise prove to be insufficient to fund operations, the Company would be required to seek additional financing or curtail its proposed expansion and possibly its operations.

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





Dated:   August 14, 1996

                                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.



                                  By:  /s/ Maria Bruzzese
                                       Maria Bruzzese, Chief Financial Officer