Form 10KSB/A
period 1995-12-31
GLOBAL TELECOMMUNICATION SOLUTIONS INC
filed 1996-09-06
CIK 925004

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 FORM 10-^ KSB/A


(Mark One)
 ----- ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE | X | SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] ----- For the fiscal year ended December 31, 1995

                                       OR
 -----
 |   |           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
 -----           THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 For the transition period from              to

                         Commission file number 1-13478


                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)


                Delaware                               13-^ 3698386

      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

                                 40 Elmont Road
                              Elmont New York 11003
                                 (516) 326-1940
    (Address, including zip code, and telephone number, including area code, of registrant's executive offices)


Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class:           Name of Each Exchange on Which Registered

Common Stock                   Boston Stock Exchange

Common Stock                   Boston Stock Exchange
Purchase Warrants

Securities registered pursuant to Section 12(g) of the Act:  None

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]
     The issuer's revenues for its most recent fiscal year were $3,144,350. State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of April 9, 1996, the aggregate market value of such stock was $14,041,563.25.
     State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: As of April 9, 1996, the number of shares of Common Stock outstanding was 4,912,801.


                              Page 1 of ^ 33 Pages

                         EXHIBIT INDEX - NOT APPLICABLE

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General


                  Global Telecommunication Solutions, Inc. and its subsidiaries ("Company" or "GTS") ^ design, develop and ^ market prepaid phone cards featuring licensed, promotional and standard graphics. The Company markets its prepaid phone cards as a convenient alternative to credit calling cards and conventional coin or collect long distance calls. The Company also provides card user access to long distance service through its switching facilities and long distance network arrangements. The Company's phone cards are designed to promote a high level of consumer awareness and appeal by combining creative graphic designs and widely-recognized concepts, characters and/or images with long distance service features and ancillary advertising and promotional benefits, such as broadcast messaging, voice mail, foreign language instruction, customized information and advertising, celebrity and character voices and customized greetings.


Acquisition of Global Link


                  On February 29, 1996, the Company acquired Global Link Teleco Corporation ("Global Link"). Global Link markets and sells prepaid phone cards through its retail phone centers and wholesale distribution network. See "Certain Relationships and Related Transactions -- ^ The Global Link Acquisition." The Company anticipates that the acquisition of Global Link will significantly increase its customer base and revenues and, through economies of scale, improve operating margins.


                  Global Link markets its prepaid phone cards through various wholesale distributors and retailers, including supermarkets, convenience stores, travel agents and tour wholesalers, to consumers seeking economical and convenient long distance services and to international travelers for use in the United States and abroad. Global Link also markets its prepaid phone cards to corporations seeking phone cards for promotional use, internal use or sale to the corporations' customers.

                  Global Link's retail phone centers also market and sell the Global Link(TM) phone card to provide public telecommunications services to urban residents who may not otherwise have a medium to place international and domestic long distance calls. Many lower income urban households with telephones do not have access to interexchange telecommunications services, often due to poor credit or unavailability. The Global Link phone card enables the Company's customers to place telephone calls from any touch-tone telephone or the Company's retail phone centers.

                  Global Link's retail phone centers are brightly lit, attractive environments located in urban shopping areas having a high volume of pedestrian traffic. Each retail phone center has a street level store front offering high and easy accessibility. These retail phone centers provide two primary functions: (i) to sell Global Link's phone cards and (ii) to enable the customers to place telephone calls and pay for those calls with the phone card. Other services, including money transfers, mailbox rentals, photocopying, may also be provided at some of Global Link's retail phone centers. Such other services, however, do not and are not expected to constitute a material part of the retail phone centers' business. Global Link currently operates 12 retail phone centers in Brooklyn and Queens, New York and South Miami Beach, Florida.

Corporate Background

                  GTS and Global Link were incorporated under the laws of the State of Delaware in December 1992 and March 1994, respectively. The Company's principal executive offices are located at 40 Elmont Road, Elmont, New York 11003 and its telephone number is (516) 326-1940. Global Link's offices are located at 5697 Rising Sun Avenue, Philadelphia, Pennsylvania 19120 and its telephone number is (215) 342-7700.

Market Overview

                  The markets for prepaid phone cards have grown in recent years. Advances in long distance telephone services, coupled with the convenience and features of prepaid phone cards, have resulted in demand for and increasing use of phone cards for various business and personal reasons. The number of prepaid phone cards sold as collectors' items in worldwide markets has also increased and prepaid phone cards have become increasingly popular with large corporations for internal use and in connection with marketing, advertising and promotional activities. Although the markets for prepaid phone cards in Europe and Japan have matured, markets in the United States are emerging and are largely undeveloped. According to industry sources, domestic prepaid phone card sales were approximately $75 million in 1993 and grew to approximately $200 million in 1994 and $500 million in 1995.


                  Two types of prepaid phone card  technologies  currently are ^
used in the United States. Most domestic prepaid phone cards, including the Company's cards, utilize a remote memory technology, which permits users to place domestic and international calls from any touch-tone phone by calling a toll-free 800 number and entering a PIN number printed on the back of the card. By contrast, "smart" card technology utilizes computer chips, magnetic strips or optical readers incorporated into the cards which must be swiped or inserted through a specially-designed device incorporated into the telephone. Smart card technology requires the replacement of standard telephones with telephones that have mechanisms capable of reading such cards. Smart card technology is currently in widespread commercial use in Europe and Japan and has been introduced in the United States on a limited basis ^ by companies such as NYNEX Corporation ("NYNEX"), a leading regional telephone company. In order for smart card technology to become a viable option for a calling card company in any particular area, all or substantially all of the public pay telephones in that area must have the technology to accept and read the smart cards. Accordingly, NYNEX might be able to utilize smart card technology ^ as a viable economic alternative to remote memory technology in areas, such as New York City, in which NYNEX owns and operates a significant number of its own public pay telephones (and thus, controls the technology), but currently the Company could not. However, smart card technology may be a viable alternative in a "closed" environment in which the Company would have access to each of the consumers which would utilize the public telephone system in such environment and in which there was only one public pay telephone provider. Examples of closed environments include colleges, universities and entertainment facilities. Notwithstanding the foregoing, the Company may choose not to implement smart card technology at all if the Company determines that its prepaid calling cards are not being primarily utilized from public pay telephones. Moreover, in the event the Company chooses to implement smart card technology, it may not replace its remote memory technology entirely because many of the Company's customers utilize its prepaid phone cards from telephones other than public pay telephones. Unlike smart cards, the Company's prepaid phone cards may be utilized from any touch-tone telephone.


Strategy

                  The Company is pursuing a growth strategy to capitalize on its early entrance into the emerging and expanding markets for prepaid phone cards in the United States and Canada, and on the marketability of the licensed concepts featured on many of the Company's cards. Significant components of the Company's strategy include: (i) increasing demand for phone cards by expanding retail distribution to enhance market penetration and utilizing popular concepts, images and graphics licensed to the Company on its prepaid phone cards to heighten consumer interest; (ii) encouraging corporations to use the Company's phone cards for internal use and in connection with their marketing, advertising and promotional activities; (iii) expanding the Company's international network of distributors to market the Company's phone cards overseas; (iv) creating and marketing interactive applications which can be accessed by using the Company's phone cards; (v) pursuing the acquisition of companies that fit within the Company's business strategy and which can, through economies of scale, improve the Company's operating margins; and (vi) maintaining the Company's retail phone center operations. The Company also intends to continue development of multi-functional debit card applications for entities such as colleges, sporting arenas and theme parks which can be used by consumers to make small item purchases offered at and sold by such entities, as well as for placing long distance telephone calls. The Company seeks to develop the components of its strategy both internally and, where appropriate, through joint venture arrangements.

                  Retail Distribution Network and Licenses. The Company seeks to increase the demand for, and direct retail sales of, its phone cards by marketing them through high traffic retail cash businesses, such as convenience stores, supermarkets, discount stores, truck stops, mass merchandisers, drug stores, and by placing prepaid phone card vending machines in targeted locations. The Company also seeks to establish marketing arrangements with strategic partners which possess widespread distribution channels and access to substantial numbers of consumers that are likely to utilize the Company's prepaid phone cards, such as newsstand distributors, food brokers and vending machine companies. The Company believes that this approach will permit the Company to obtain a direct point-of-sale marketing position in selected locations which are likely to attract target consumers.

                  The Company has assembled a significant library of licenses to use sports and comic book concepts, celebrities, characters and other images on its cards, including concepts licensed from the Marvel Entertainment Group, Inc. ("Marvel") and NHL Enterprises Canada Inc. ("NHL Canada"), among others. The Company believes that the current popularity and consumer recognition of its licensed concepts and graphics help create awareness and demand for the Company's phone cards, as well as providing a competitive marketing advantage over companies which do not have significant libraries of licensed graphics.

                  Corporate Customers. The Company seeks to market its phone cards to corporations for promotional use, internal use or sale to the corporations' customers. Corporations can purchase custom-designed prepaid phone cards featuring their logos or products and customized advertisements and promotional messages for use in connection with promotions and premium give-aways. The Company has produced numerous promotional cards for corporate customers such as Taco Bell Corp. ("Taco Bell"), Lufthansa German Airlines (USA) ("Lufthansa") and R.J. Reynolds Tobacco Company ("RJR"), among others. Corporations can also provide their employees with phone cards to limit phone usage and avoid operator-service charges. Corporations can also sell phone cards provided by the Company to their customers through their own distribution channels.

                  International Distribution. The Company seeks to increase the distribution of its prepaid phone cards to business and vacation travelers who visit the United States each year and in markets abroad. The Company currently markets its phone cards to international travelers through a network of distributors, including: (i) travel agencies and tour wholesalers located in certain foreign countries, including the United Kingdom, Germany, Brazil, Argentina, Australia, France, Italy, the Netherlands, Canada, Ecuador, Korea, Sweden, New Zealand, Columbia, Saudi Arabia, Peru, and the Philippines; (ii) car rental agencies in the United States and abroad; and (iii) international airlines which feature regularly scheduled flights from abroad to destinations within the United States.

                  Foreign Visitors to the United States. The Company sells its cards to foreign visitors travelling to the United States. According to the United States Travel and Tourism Administration ("USTA"), the number of international travelers to the United States increased from approximately 39,500,000 in 1990 to an estimated 46,000,000 in 1995. Because of the prevalence of phone cards overseas, many international travelers are already familiar with and comfortable using prepaid phone cards. Moreover, while in the United States, international travelers can generally place local, long distance and international calls only through their hotels, which generally add a twenty to fifty percent surcharge to operator assisted rates, or public pay telephones, which generally do not allow the caller to place international telephone calls and are unable to accept foreign credit cards. Accordingly, the Company believes that prepaid phone cards can serve as a convenient, economical method for international travelers in the United States to place long distance and international calls.

                 European Sales. The Company intends to sell prepaid phone cards in European markets for use in such markets. In December 1995, the Company entered into an agreement ("Viatel Agreement") with YYC Communications, Inc., a wholly-owned subsidiary of Viatel, Inc. ("Viatel"). Viatel is a worldwide provider of international long distance services, providing its services to more than 10,000 businesses worldwide, with a focus on customers in Western European countries where the telecommunications industry is currently being deregulated. The Viatel Agreement allows the Company to utilize Viatel's transmission facilities to provide users of the Company's phone cards with intra-European transmission services. The Viatel Agreement also allows the Company to market its phone cards across Europe utilizing Viatel's established distribution network and sales force, together with the Company's own marketing operations.

                  Canadian Sales. The Company recently formed Global Telecommunication Solutions (Canada), Inc., a wholly-owned, Canadian subsidiary of the Company, to pursue opportunities in the Canadian phone card marketplace. Unlike the European marketplace, the Canadian phone card market, like the United States phone card market several years ago, is young and emerging. In building its Canadian operations, the Company intends to follow the same strategy that it utilizes in connection with the growth of its operations in the United States. The Company intends to utilize the insight gained by its management team as a result of the Company's early entrance in the United States phone card market to gain access to the Canadian market.

                  The Company has entered into an agreement (the "MTS Agreement") with The Manitoba Telephone System ("MTS"), a Canadian local exchange company located in the city of Winnipeg in the province of Manitoba, pursuant to which the Company may utilize MTS' prepaid calling card platform. Additionally, MTS has agreed to promote the Company as the sole provider of MTS prepaid phone cards and enhanced and interactive services. The Company also has an arrangement with Bell Canada, a local exchange company serving the provinces of Ontario and Quebec, pursuant to which the Company acts as a preferred agent of Bell Canada and can utilize Bell Canada's logos on the Company's phone cards. Additionally, the Company recently commenced offering its prepaid phone cards at approximately 270 Stop 'n Shop convenience stores operated by Mohawk Oil Co., Ltd. throughout Western Canada. In order to enhance Canadian consumer interest, the Company is offering phone cards which feature officially licensed National Hockey League images at the Stop n' Shop locations. The Company also has produced numerous promotional cards in Canada for, among others, Seagrams of Canada, Kellogg Canada, Inc., and Manitoba Blue Cross.

                  Interactive Phone Cards. The Company seeks to continue to create and market interactive applications which can be accessed by using the Company's phone cards. The Company's in-house creative and design personnel, proven experience in designing and implementing interactive applications, and in-house digital recording facilities, provide the Company with the ability to create enhanced products and customized promotional and corporate programs. The Company recently created the first-ever "fan club by phone" with its Candice Cameron "Buzz" phone cards and signed an agreement to produce an interactive card with Jonathan Taylor Thomas, star of television and movies. The Company also has recently produced a "Kids-in-Touch Safety Phone Card" which permits a child to place a five-minute telephone call anywhere in the United States to a selected, pre-programmed telephone number such as a mother or father's office number or a neighbor's number.


                  Acquisition of Companies. The Company also seeks to expand its operations through the acquisition of prepaid phone card companies and companies in telecommunications businesses which the Company believes are compatible with its businesses. In determining whether to make an acquisition, the Company will consider the potential of each acquisition candidate to maximize revenues and future growth. On February 29, 1996, the Company acquired Global Link. See "Certain Relationships and Related Transactions -- ^ The Global Link Acquisition."


                  Retail Phone Centers. The Company currently operates 12 retail phone centers. The Company believes that its retail phone centers help create awareness and demand for the Global Link phone card. To increase retail phone center sales, the Company plans to conduct various network-wide promotions. These promotions will offer consumers discounted rates for calls to countries to which the Company typically carries a high volume of calling traffic, calls placed during specified times, such as on holidays, and certain other types of calls. The Company has not yet determined whether it will seek to expand the number of retail phone centers which it operates.

Prepaid Phone Cards

                  Prepaid phone cards have the physical characteristics of a traditional credit card and can be produced with high quality multi-color graphic designs or images. Prepaid phone cards permit users to place local, long distance and international calls from any touch-tone telephone, eliminating the need for credit cards, coins and collect calls. Phone card users easily access telephone service by dialing a toll-free 800 number and entering a PIN number printed on the back of the card. A computer voice informs the caller of the value remaining on the card and the cost of the call is automatically deducted from the prepaid account. The user is also notified when there is one minute of calling time remaining on the card. The Company's phone cards provide users with limited licenses to access the Company's switching facility enabling users to place long distance calls prior to the expiration dates printed on the cards, the collateral materials or one year from the date of last use. Unlike credit calling cards which provide virtually unlimited credit and impose surcharges on long distance services, the Company's phone cards are paid for in advance, and are issued in specific denominations of $5.00 generally up to $100.00. Customers utilizing a prepaid phone card are not charged the per-call surcharge and service fees which may be applicable to long distance coin calls, credit card calls and other operator assisted calls offered by other telecommunication providers.

                  The Company markets phone cards for use by persons seeking economical and convenient long distance services; phone cards featuring licensed graphics; and phone cards for promotional use, internal use or sale to consumers by large corporations or for fund raising. The Company's phone cards can be designed to combine creative graphic designs and widely-recognized concepts, characters and/or images with long distance service features and ancillary advertising and promotional benefits, such as broadcast messaging, voice mail, foreign language instruction, customized information and advertising, celebrity and character voices and customized greetings.

                  The Global Link and GTS Cards and Other Standard Cards. The Company sells standard cards, including its Global Link and GTS phone cards, through its retail phone centers and through its wholesale distribution network. The Company's standard cards typically consist of a Global Link or GTS logo or name and other generic images. The Company does not incur any licensing costs in connection with producing and marketing its standard cards. Accordingly, the Company is able to charge per-minute calling rates which are lower than those charged for the Company's cards featuring licensed or promotional graphics and, in certain instances, lower than conventional long distance access.

                  Management believes that the Global Link phone card has become widely established as a leading prepaid phone card in the United States. The Global Link phone card provides consumers with economical long distance service which is less expensive than coin calls from public pay telephones, collect calls, and, in many instances, major carriers' credit calling cards. A typical long distance call (approximately three minutes in length between the hours of 8:00 a.m. and 5:00 p.m.) made with the Company's Global Link phone card can cost the consumer as little as $0.75, which represents a discount of 50% or more from the price of an identical call placed using the AT&T Calling Card, MCI Calling Card, Sprint Calling Card or 1-800-Collect.

                  The Global Link and GTS phone cards are rechargeable, which permits a customer to purchase one phone card and add additional calling time to that phone card as needed. This allows the customer to continue to use the same PIN number for an indefinite period of time. The Company's customers can recharge their phone cards at any of the Company's retail phone centers, at any of the Company's corporate customers which serve as agent recharge stations, and, in certain instances, by dialing a toll-free 800 number and furnishing major credit card information. The Company's management believes that the rechargeability of the Global Link and GTS phone cards provides the Company with a competitive advantage over many of its competitors whose cards do not provide users with recharge capabilities.

                  The Global Link phone card can be activated and recharged at the retail level through the Company's ActiPhone(TM) system. The ActiPhone system is a software-based program developed by the Company to serve as an interface between the Company's employees, agents and customers and the

Company's switching facilities, allowing telephone access to the switching facility through easy to follow prompts while minimizing the Company's exposure to fraud. The ActiPhone system converts the information input by the employee, agent or customer into a computer language which the switching facilities can understand. The ActiPhone system also gathers information and provides the Company's management with timely reports on activations, recharges, volume and revenue.

                  Sales of standard cards accounted for approximately 10.4% of the Company's revenues for the fiscal year ended December 31, 1995. Sales of the Global Link phone card, however, did not account for any of the Company's standard card sales during 1995, as the Company did not acquire Global Link until February 29, 1996.

                  Licensed Graphic Cards. The Company sells phone cards bearing widely-recognized names, images, likenesses, characters, logos and emblems licensed from third parties, consisting primarily of comic book characters and sports celebrities. The Company believes that its licensed graphics are attractive to consumers seeking uniquely designed and visually appealing prepaid phone cards. Many prepaid phone cards, depending on their scarcity, attractiveness of design and collector demand, have experienced increased prices in the secondary market. The Company creates limited editions of certain of its licensed graphic cards, which the Company believes enhance the value and collectibility of such cards in the secondary market.

                  The Company has entered into license arrangements, most of which are nonexclusive, permitting it to market prepaid phone cards bearing the widely-recognized names, images, likenesses, characters, logos and emblems of licensors including Marvel, The Childrens' Television Workshop (Sesame Street), NHL Canada, the Naismith Memorial Basketball Hall of Fame, Inc. and Winterland Concessions Co. (licensor of Led Zeppelin and Jimmy Hendrix imagery). The Company's licenses typically provide the Company with the right to market licensed products in the United States and, in some instances, worldwide. The Company's licenses generally require the Company to make advance royalty payments, pay royalties as a percentage of net sales, pay guaranteed minimum royalty payments and obtain licensor approval of all licensed products and promotions and advertisements for such products and, in certain circumstances, the manufacturer of such products. The amount of unpaid guaranteed minimum royalties under these arrangements as of December 31, 1995 was $176,500. In addition, these licenses generally permit the Company to market its finished inventory of licensed products for two to six months after termination of the respective license. The Company is also typically required to satisfy minimum sales or royalty requirements to renew the licenses.

                  Sales of phone cards featuring licensed graphics accounted for approximately 37.3% of the Company's revenues for the fiscal year ended December 31, 1995, with sales of phone cards featuring imagery licensed from Marvel accounting for 19% of the Company's revenues during such year.

                  Promotional Cards. The Company sells custom designed phone cards to corporate customers for promotional use. Corporate customers typically purchase custom designed cards featuring their logos and/or products and customized advertisements and promotional messages for use in connection with promotions and premium giveaways. The Company has designed such cards for Taco Bell, Lufthansa and RJR, Dewar's of Schiffelin and Somerset Liquors, Bank of Tokyo, Success Magazine, the Intrepid Sea Air Space Museum, Rollerblade, Inc., the New York, Greater Boston and Washington, D.C. Convention and Visitors Bureaus, Broadcasting and Cable Magazine and Fortune Magazine, the Company also has recently received a purchase order from a leading manufacturer of food products to produce over $1 million in prepaid phone cards for a promotional event to be conducted by such retailer. The Company also has recently produced promotional cards for Yoo-Hoo Chocolate Drink and Microsoft Corporation. For the fiscal year ended December 31, 1995, approximately 25.2% of the Company's revenues were derived from sales of promotional cards to a limited number of customers, all of which sales are non-recurring in nature.

                  Other Cards. The Company also produces cards for sale by various companies as their own prepaid phone cards to their own customers, including the Southern New England Telephone Company ("SNET"). During the year ended December 31, 1995, sales of such prepaid phone cards to SNET accounted for approximately 18.3% of the Company's revenues.

Trademarks

                  The name  "Global  Link"  and the  design of the  Global  Link prepaid phone card are registered trademarks. The Company also has filed trademark applications for (i) the name "Peoples Telecard," a prepaid phone card which the Company intends to market in the near future; (ii) the name "Global Calling Card," a prepaid phone card currently marketed by the Company; (iii) the phrase "Connecting People Around the Globe," which is a slogan utilized by
Global Link in marketing phone cards; and (iv) the name "Actiphone." Applications have also been filed to register the name "Global Link" and the design of the Global Link phone card in the certain foreign countries. There can be no assurances that the Company will receive registration for any applied for trademarks or that any registered trademark will provide the Company with any significant marketing or industry recognition, protection, advantage or benefit.

Long Distance Services and Features

                  The Company provides card user access to long distance telephone services through its long distance network arrangements and its switching facilities.

                  Domestic Long Distance Services. The Company has agreements with WorldCom, Inc. ("WorldCom") and MCI Communications Corporation ("MCI") to direct domestic long distance calls over these carriers' networks. Additionally, Global Link has entered into an agreement with Sprint Communications Co. L.P. ("Sprint") to direct long distance calls over Sprint's network. The Company also has arrangements with Sprint and IDB WorldCom Services, Inc. ("IDB WorldCom") to direct international long distance calls (and domestic calls in the case of IDB WorldCom) over these carriers' networks. MTS also provides the Company with telecommunications services in Canada under the terms of the MTS Agreement. Additionally, Global Link has an arrangement with Trescom International, Inc. ("Trescom") to direct international long distance calls over Trescom's network. Pursuant to these arrangement, the Company leases long distance lines owned by the long distance carriers and is billed monthly for calls directed by the Company's switching facility. As a volume purchaser of long distance services, these agreements provide the Company with the ability to purchase long distance services at rates which are less expensive than those charged to individuals. The per-minute rates charged by the Company to consumers varies and is determined based on the type of card, the features provided by the card and the Company's costs in producing the card, including royalty fees. The Company anticipates that, as the volume of long distance minutes generated by consumers utilizing the Company's cards increases, it will be able to negotiate more favorable rates.

                  The Company's agreements with WorldCom and MCI will expire during 1996, but can be renewed at the option of the Company. Global Link's agreement with Sprint for domestic services is for a term of five years and can be renewed at the option of Global Link thereafter. Under the terms of these agreements, the Company is typically obligated to satisfy certain minimum monthly or annual service usage through the carrier. In the event that the Company fails to satisfy such requirements, the Company is required to pay underutilization charges (equal to the difference between the actual calling volume and the applicable minimum requirement) and, in addition, if the Company terminates an interconnect agreement, it would be required to pay an early termination charge equal to the underutilization charge for the year, plus a penalty based upon required minimum requirements. The Company has satisfied its minimum requirements for 1995 and anticipates that it will satisfy such requirements for 1996. The arrangements with each of Sprint (for international service), IDB WorldCom and Trescom are open-ended arrangements and do not provide for minimum volume requirements.

                  Switching  Facilities.   The  Company's  computerized  digital
switching equipment routes incoming calls and debits cards as long distance service is accessed. The capacity of the Company's switching equipment is limited,  but can be  upgraded  to provide  additional  capacity  as needed.  In addition to providing consumer access to domestic and international long distance service, the Company, through its switching facilities can provide enhanced telephonic features and services, including (i) customized voice greetings (which the Company believes is an attractive feature to advertisers),
(ii) customized information services (which can provide access to informational services, such as regional weather reports and monthly news letters), (iii) voice mail boxes, (iv) broadcast messaging, (v) foreign language instruction and
(vi) information collection services (by which the Company, through its switching equipment, monitors and collates card usage data to provide marketing and demographic information to corporate customers). Generally, callers accessing enhanced telephonic features are charged for such access at a rate printed on the card or the card's packaging and disclosed by computerized voice prompts at the time such features are being accessed. In connection with certain promotional and licensed graphic cards, however, enhanced telephonic features, such as customized information services, may be provided to callers at no additional charge. The Company seeks to design and develop additional enhanced telephonic features in order to increase the marketability of its cards and satisfy individual customer requirements. To date, these services have been provided on a limited basis.

                  Domestic Switching Facilities. Domestic and international long distance telephone calls originating within the United States are routed through one of the Company's switching facilities or routed through the switching equipment of one of the Company's vendors. The Company's switching facilities are located in Elmont, New York, Atlanta, Georgia, Miami, Florida and Jersey City, New Jersey. In addition to its own switching facilities, the Company utilizes the switching facilities of outside vendors including West Interactive Corp., InComm, a subsidiary of U.S South Communications, Inc., and Interactive Media Works Inc. Each of these vendors provides switching facilities and network services to the Company and the Company pays monthly fees based on minutes of calling time generated and/or quantity of PIN numbers programmed for use with phone cards.

                  The Company has an arrangement with EarthCall Communications Corp. (formerly Interactive Services Inc.) to administer, maintain and manage the daily operations of the Company's switching equipment located in Atlanta, Georgia for which the Company pays a monthly fee based on the number of the Company's phone cards which are activated during the month. The Company's switching facilities located in Elmont, New York are located within the Company's principal executive offices and are maintained by the Company's employees and by the manufacturer of the equipment. Global Link's switching facilities located in Miami, Florida are located at the offices of Peoples
Telephone Company, Inc. ("Peoples") and are maintained by the Company's employees, with the assistance of Peoples representatives in the event of an emergency. Global Link's switching facilities located in Jersey City, New Jersey are located at NTT Data Communications Systems Corporation, an affiliate of NTT America, Inc. ("NTT"), a Global Link customer, and are maintained by Global Link's employees, with the assistance of NTT representatives in the event of an emergency.

                  Canadian Switching Facilities. All calls originating within Canada are routed through MTS' switching facilities located in Winnipeg, Manitoba. The switching facilities are located at MTS' offices and are maintained by MTS personnel.

                  International Switching Facilities. The Company has recently installed switching facilities at Viatel's telecommunications operations center located in Omaha, Nebraska and intends to install switching facilities at Viatel's telecommunications operations center located in London, England. The Company's switching facilities located at Viatel's operations centers will be utilized to route telephone calls originating within Europe and terminating within Europe and/or the United States.

Sales and Marketing

                  To date, the Company has marketed its phone cards (i) directly to the end user through its retail phone centers, (ii) to retail establishments such as convenience stores, supermarkets, discount stores, mass merchandisers, check cashers, travel offices and airlines, (iii) through distributors which distribute the Company's phone cards directly to retail establishments or the end user, (iv) through marketing arrangements with companies having established distribution channels and (v) as promotional items to corporations and other entities. The Company intends to expand its in-house sales and marketing department, which will continue to market the Company's phone cards directly to retail establishments, and to continue to identify strategic partners which already have distribution channels or networks in place to establish marketing arrangements whereby those distributors will sell the Company's phone cards through their own distribution networks. The Company regularly participates in trade shows, direct marketing and print advertising, and develops promotional kits to market its promotional and custom designed cards to large corporations.

Design and Manufacturing

                  The Company's phone cards are designed internally by the Company utilizing its in-house design capabilities. The Company currently engages an in-house staff of five creative personnel who are responsible for designing the Company's phone cards. The Company's staff creates original designs for promotional and custom designed cards and develops the layouts for cards featuring licensed graphics. Additionally, the Company's principal offices house a digital recording studio, which allows the Company to internally record voice messages and other audio presentation and to design interactive and other applications for its cards.

                  Upon completion of the design of a phone card, the Company produces paper production samples of such card, converts it into a film production sample and delivers it to a manufacturer, which prints the card on plastic sheets and cuts the sheets into phone cards. The Company utilizes several manufacturers for the production of its phone cards and believes that there are adequate sources of supply and manufacturing capacity to address the Company's requirements.

Government Regulation


                  Long distance telecommunication services are subject to regulation by the FCC and by state regulatory authorities. Among other things, these regulatory authorities impose regulations governing the rates, terms and conditions for interstate and intrastate telecommunication services. The federal law governing regulation of interstate telecommunications is undergoing substantial change as a result of the ^ Telecommunications Act of 1996 (the " ^ Telecommunications Act") which was passed by Congress on February 1, 1996 and signed into law by President Clinton on February 8, 1996. The ^ Telecommunications Act, among other things, preempts the rights of states to prohibit competition in the telecommunications industry, will require the local exchange carriers to make available their services on an unbundled basis and to provide interconnection to their local exchange networks to competitors, and allows the local exchange carriers, including the ^ Regional Bell Operating Companies to provide long distance services and engage in the manufacturing of telecommunications equipment. As a result of the ^ Telecommunications Act, the Federal Communication Commission ("FCC") must undertake many proceedings to further define the rules affecting competition in the telecommunications industry and the companies that participate in such industry. While the Company believes that the ^ Telecommunications Act ^ will foster open competition in the telecommunications industry and potentially create new opportunities for the Company to participate in various segments of the industry, the near and long-term affects of the ^ Telecommunications Act ^ and the rules to be promulgated thereunder on the Company and its operations cannot be anticipated.

                  The ^ Telecommunications Act ^ governs all "common carriers," including AT&T, MCI and Sprint, as well as entities, such as the Company, which resell the transmission services provided through the facilities of other common carriers. In general, common carriers are required to charge reasonable rates and are prohibited from engaging in unreasonable practices in the provision of their services. Common carriers are also prohibited from engaging in unreasonable discrimination in their rates, charges and practices.


                  Each common carrier is required to file tariffs with the FCC. A tariff is a list of services offered, the terms under which the services are offered, and the rates, or range of rates, charged for services. Upon filing a tariff, the service provider is required to provide the services at the rates and under the terms and conditions specified in the tariff. Failure to file a tariff could result in fines and penalties. The Company has filed all required tariffs with the FCC.

                  In addition to federal regulation, resellers of long distance services may be subject to regulation by the various state regulatory authorities. The scope of such regulation varies from state to state, with certain states requiring the filing and regulatory approval of various certifications and state tariffs. The Company is currently evaluating the regulations governing the provision of long distance service in numerous states and is in the process of obtaining operating authority in those states where a substantial portion of its services are provided or are expected to be provided. As the Company expands the geographic scope of its long distance operations, it intends to obtain operating authority as may be required to provide intrastate long distance service.

                  The Company believes that it is in substantial compliance with all material laws, rules and regulations governing its operations and has obtained or is in the process of obtaining all licenses, tariffs and approvals necessary for the conduct of its business. In the future, legislation enacted by Congress, court decisions relating to the telecommunications industry, or regulatory actions taken by the FCC or the states in which the Company operates could adversely impact the Company's business. Changes in existing laws and regulations, particularly currently proposed relaxation of existing regulations resulting in significantly increased price competition, may have a significant impact on the Company's activities and on the Company's operating results. Adoption of new statutes and regulations and the Company's expansion into new geographic markets could require the Company to alter methods of operations, at costs which could be substantial, or otherwise limit the types of services offered by the Company. There can be no assurance that the Company will be able to comply with additional applicable laws, regulations and licensing requirements.

Competition

                  The Company faces intense competition in the marketing and sale of its products and services. The Company's prepaid phone cards and long distance services compete for consumer recognition with other prepaid phone cards, credit calling cards and long distance telephone services which have achieved significant international, national and regional consumer loyalty. Many of these products and services are marketed by companies which are well-established, have reputations for success in the development and sale of products and services and have significantly greater financial, marketing, distribution, personnel and other resources than the Company, thereby permitting such companies to implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors to enter into new markets and introduce new products and services. Certain of these competitors dominate the telecommunications industry and have the financial resources to enable them to withstand substantial price competition, which is expected to increase significantly. In addition, because the prepaid phone card segment of the industry has no substantial barriers to entry, competition from competitors in the Company's target markets is expected to continue to increase significantly. Many of the large telephone companies, as well as retailers and companies engaged in the marketing of collectibles, have already entered or have announced their intention to enter into the prepaid phone card segment of the industry.

                  The Company believes that it competes on the basis of value and service offered by it and its products. The Company believes that the rechargeability of many of its phone cards and its significant library of licenses provide it with advantages over many of its competitors. There can be no assurance, however, that the Company will be able to compete successfully in its markets. The Company's success will depend on the Company's ability to provide economical, reliable telecommunications services, to anticipate and respond to rapid changes in consumer preferences, and to introduce new products that appeal to the marketplace.

Employees

                  As of the date of this report, the Company has 72 full-time employees and 70 part-time employees. The Company considers its relations with its employees to be satisfactory. None of the employees are represented by labor unions.

ITEM 2.  PROPERTY

                  In July 1995, the Company entered into sublease for 9,400 square feet of space located at 40 Elmont Road, Elmont, New York, which houses the Company's present principal executive offices, switching facility and digital recording studio. The term of the sublease is for five years and provides for an annual rental of $145,700.

                  In August 1995, the Company entered into a lease for approximately 1,930 square feet for its sales offices located at 60 East 42nd Street, New York, New York. The term of the lease is for 62 months and provides for an annual rental of $45,248.

                  In January 1995, Global Link entered into a lease for approximately 7,500 square feet of space located at 5697 Rising Sun Avenue, Philadelphia, Pennsylvania, which houses Global Link's offices, computer systems and its packaging facilities. The lease is for a term of five years and provides for an annual rental of $50,400 during 1996, $52,900 during 1997, $ 55,566 during 1998, and $58,344 during 1999. Global Link is renting this space from Jiljac Realty, the partners of which are Gary J. Wasserson, the Company's Chief Executive Officer, and his wife Ellen G. Wasserson.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED  STOCKHOLDERS
         MATTERS

                  The  Company's  Common  Stock and  Warrants  are quoted on the
Nasdaq Small Cap Market ("Nasdaq") under the symbols GTST and GTSTW, respectively, and listed on the Boston Stock Exchange under the symbols GTL and GTLW, respectively. The following table sets forth the ranges of high and low sale prices for the Common Stock and Warrants for the periods indicated, as reported by Nasdaq, which is the principal trading market for the Company's securities. The quotes represent inter-dealer prices without adjustment or mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                            Common Stock                             Warrants
Year Ended December 31, 1994:                          High              Low                 High              Low

   Fourth Quarter (from December 14, 1994)             $ 5-3/4           $ 3-3/32            $ 2               $ 1-3/16

Year Ended December 31, 1995:

   First Quarter                                       $ 6-1/2           $ 3-7/8             $ 2-7/8           $ 1

   Second Quarter                                      $ 6-1/8           $ 4-1/2             $ 3 1/16          $ 1-5/8

   Third Quarter                                       $ 7               $ 5-3/4             $ 3-1/8           $ 1-7/8

   Fourth Quarter                                      $ 6-7/8           $ 4-3/8             $ 2-7/8           $ 1-1/8

Year Ending December 31, 1996:

   First Quarter                                       $ 7-1/8           $ 5-1/8             $ 3-1/8           $ 1-7/8

   Second Quarter
    (through April 9, 1996)                            $ 5-7/8           $ 5                 $ 1-15/16         $ 1-11/16

                  On April 9, 1996, the last sale prices for the Common Stock and Warrants were $5-3/4 and $1-15/16, respectively, as reported by Nasdaq.

                  As of April 9, 1996, there were 4,912,801 shares of Common Stock and 2,941,678 Warrants outstanding, held of record by 111 and 13 holders, respectively. The Company believes that there are in excess of 500 beneficial holders of each of its publicly-traded securities.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

                  The Company generates revenues from sales of prepaid phone cards. To date, the Company's expenses have exceeded revenues, resulting in losses of $2,970,121 and $1,946,526 for the years ended December 31, 1995 and December 31, 1994, respectively. These losses are primarily attributable to start-up costs, costs incurred in connection with the development and promotion of the Company's products, the development of in-house creative capabilities and the hiring of additional personnel to support the Company's operations.

                  The Company's primary cost of sales are incurred in connection with the design and manufacture of its prepaid phone cards, royalties in connection with the various license agreements, switch administration fees and long distance carriers fees (which long distance billing costs are not incurred until such time as long distance service is accessed).

                  The Company records deferred revenue at the time it sells its prepaid phone cards and recognizes revenue at the time the consumer accesses long distance service. In connection with sales of cards featuring licensed graphics, the Company generally charges a premium per-minute charge for long distance services. The premium, if any, is recognized at the time of sale, while the remaining revenue is deferred and recognized when long distance service is accessed. The Company recognizes as revenue deferred revenue relating to unused calling time remaining upon each card's expiration (generally 12 to 18 months after issuance) at such date. The Company believes that collectors of prepaid phone cards bearing licensed graphics may not use a substantial portion of calling time available on such cards.

      Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

                  The following discussion relates solely to the operations and financial results of GTS and excludes the operations and results of Global Link, which was acquired by the Company in February 1996.


                  Net sales for the year ended December 31, 1995 were $3,144,350 compared to $1,377,900 for the year ended December 31, 1994, an increase of $1,766,450 or 128.2%. ^ Revenues from the sale of cards featuring licensed graphics increased ^ by approximately $528,000, primarily as a result of approximately $644,000 recognized in 1995 upon the expiration of certain ^ cards and an increase in usage of cards issued in 1994 and 1995, offset by a decrease of approximately $602,000 of premium card revenue recognized in 1994. Revenues from the sale of promotional cards increased by approximately $653,000, of which approximately $118,000 represented revenue recognized upon the expiration of certain cards. Sales of cards to other carriers increased by approximately $422,000, of which approximately $187,000 represented revenue recognized upon the expiration of certain cards. Furthermore, revenue derived from the Company's standard cards increased by approximately $86,000, of which approximately $69,000 represented revenue recognized upon the expiration of certain cards. The remaining increase in revenues of approximately $77,000 was due to an increase in the sale of non-card products and services. Gross profit margins decreased to 8.0% of net sales for the year ended December 31, 1995, compared to 33.5% of net sales for the prior year. The net decrease in gross margin is a result of ^ an increase in transmission costs as a percentage of sales resulting from a decrease in premium revenue recognized upon the sale of cards featuring ^ licensed graphics ^(which generate higher ^ margins), an increase in sales of cards with lower margins, an increase in international calls which in certain instances produced negative margins and an increase in credit card chargebacks, ^ offset by the recognition of revenue upon the expiration of certain ^ cards which had no associated transmission costs. In addition, production costs as a percentage of sales increased in 1995 primarily due to the write-off of printing and production costs related to unsold ^ expired prepaid phone cards^ . These factors were offset by ^(i) a decrease in royalties as a percentage of sales as a result of a decrease in the amount of sales of licensed products on which royalties were due and (ii) a reduction of fees, as a percentage of sales, paid to third party providers of switching facilities due to the installation of switching equipment in Elmont, New York.

                  Selling and marketing expenses were $1,406,160 for the year ended December 31, 1995, compared to $1,096,071 for the year ended December 31, 1994, an increase of $310,089, or 28.3%. ^ Approximately $568,000, or 51.8%, of
this increase is ^ a result of hiring additional marketing and sales personnel ^, approximately $80,000, or 7.3%, of the ^ increase is attributable to additional costs incurred in connection with attendance at trade shows ^ and approximately $79,000, or 7.2%, of the increase was due to the write- off of uncollectible accounts receivable. These increases were offset by a reduction in production expenses for sample cards and selling materials of approximately $237,000, or 21.6%, a decrease in selling commissions paid to distributors and independent sales agents of approximately $169,000, or 15.4%, and a decrease in other selling and marketing expenses of $11,000 or 1.0%.


                  General and administrative expenses increased to $2,008,057 for the year ended December 31, 1995, compared to $1,196,764 for the year ended December 31, 1994, an increase of $811,293, or 67.8%. This increase is primarily due to salaries for additional personnel hired to support the Company's growth, along with an increase in general office expenses, benefits and travel and entertainment expenses attributable to the increased personnel, which account for approximately $295,000, or 24.6% of the increase. Furthermore, the Company incurred additional expenses with respect to the utilization of outside consultants and temporary personnel of approximately $250,000, or 20.9%, an increase in costs resulting from the relocation of the Company's headquarters to a larger facility of approximately $55,000, or 4.6%, an increase in taxes of $59,000, or 4.9%, an increase in professional fees of approximately $116,000, or 9.7%, and an increase in other general and administrative costs of approximately $36,000, or 3.0%.


                  Investment and interest income amounted to $192,482 for the year ended December 31, 1995 as compared to $6,531 for the prior year. The increase of $185,951 resulted from earnings on higher balances of cash and cash equivalents on hand, as well as interest on certain convertible notes receivable outstanding in 1995.

                  Interest expense for the year ended December 31, 1995 decreased to $0 from $121,401 for the year ended December 31, 1994, as a result of the conversion in September 1994 of notes payable to certain holders of equity securities.

                  For the foregoing reasons, the Company incurred a net loss of $2,970,121 for the year ended December 31, 1995, compared to a net loss of $1,946,526 for the year ended December 31, 1994.

Liquidity and Capital Resources

                  At December 31, 1995, the Company had cash of $928,516 and working capital of $1,126,321, compared to $5,135,260 and $4,374,693, respectively, at December 31, 1994. Net cash used in operating activities for the fiscal year ended December 31, 1995 of $3,321,233 was primarily to fund the loss from operations. Cash used in investing activities for 1995 consisted of $323,511 of capital expenditures, convertible notes receivable of $325,000 from Fone America, Inc. and notes receivable of $237,000 from Global Link. See Note 5 to the Company's consolidated financial statements. At December 31, 1995, the Company's current assets (including accounts receivable, deferred costs and inventory) was $6,951,531 compared to $8,044,827 at December 31, 1994. Increases in accounts receivable, deferred costs and inventory resulting from the Company's increased sales volume in 1995 were more than offset by corresponding increases in accounts payable and deferred revenues. Accounts receivable are generated pursuant to sales of prepaid phone cards primarily to distributors, dealers and corporations, which are obligated to make payments for the cards 30 days from the date of delivery. Deferred revenue represents sales of prepaid phone cards for which revenue has not yet been recognized, but will typically be recognized in future periods as customers access long distance services or at the expiration dates of the prepaid phone cards.


                  The Company does not have any material commitments for capital expenditures, except certain obligations incurred in connection with its acquisition of Global Link. Specifically, in connection with such acquisition, the Company has guaranteed the payment of an aggregate of $2,800,000 of debentures ("Debentures") previously issued by Global Link and outstanding at the time of the acquisition, the payment of $954,630 of accounts receivable (the "Peoples Accounts Receivable") owed by Global Link to Peoples at the time of the acquisition (and payable in four equal quarterly installments beginning in January 1997), and a $500,000 cash payment by Global Link to Peoples due and payable on or prior to June 28, 1996. See "Certain Relationships and Related Transactions -- ^ The Global Link Acquisition."


                  As of December 31, 1995, the amounts of unpaid guaranteed minimum royalties under the Company's license arrangements amounted to $176,500.

                  The Company has substantial capital requirements resulting from the funding of losses from operations, the need to finance continued growth and certain payment obligations incurred in connection with the acquisition of Global Link. The Company anticipates that cash flows will improve during 1996 as a result of the increase in revenues and improvement in margins anticipated to result from the integration of the operations of Global Link with those of the

Company, and that cash flows from operations will become sufficient to meet the Company's capital requirements as they occur, although there can be no assurance that this will be the case. To bolster its current cash position, the Company has undertaken a private placement of Common Stock and Warrants. The private placement is being conducted on a $2,000,000 minimum, $3,000,000 maximum basis. At the consummation of the private placement, should it occur, none of the Common Stock or Warrants sold therein will have been registered under the Securities Act of 1933, as amended (the "Act"), and may not be sold in the United States absent registration under the Act or an applicable exemption therefrom. There can be no assurance that the private placement will be consummated. If the Company is unable to generate cash flow from operations sufficient to meet its working capital requirements and the private placement is not consummated, the Company would be required to obtain financing from other sources, or if adequate financing cannot be obtained, to curtail its expansion and possibly its operations.

New Accounting Pronouncements

                  In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), effective for fiscal years beginning after December 15, 1995. The Company will adopt SFAS 121 in the first quarter of 1996. Based on current facts and circumstances, the Company believes that SFAS 121 will not adversely affect the Company.

                  In December 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), effective for years beginning after December 15, 1995. Under SFAS 123, the Company may elect either a "fair value" based method or the current "intrinsic value" based method of accounting for its stock-based compensation arrangements, If the Company were to elect the "intrinsic value" based method, the Company would be required to disclose in the footnotes to the financial statements net income and earnings per share computed under the "fair value" base method. The Company will elect the "intrinsic value" based method. Accordingly, the adoption of SFAS 123 will not impact the Company's results of operations or financial condition.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements listed in item 13(a)(1) and (2) are included in this Report beginning on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The current directors and executive officers of the Company and Global Link are as follows:

         Name                 Age     Position

         Shelly Finkel        51      Chairman of the Board

         Gary J. Wasserson    40      Chief Executive Officer and Director

         John P. McCabe       43      President and Director

         Paul Silverstein     34      Vice President and Director

         Joseph F. Clark      46      Executive Vice President

         David S. Tobin       31      General Counsel and Secretary

         Maria Bruzzese       32      Chief Financial Officer

         Cory Eisner          40      Vice President

         Michael Kresky       42      Vice President - Finance

         Alan W. Kaufman      57      Director

         Jack N. Tobin        54      Director

         Donald L. Ptalis     53      Director


                  Shelly Finkel has been the Chairman of the Board since April 1993 and was the Chief Executive Officer of the Company from April 1993 through March 1995. Mr. Finkel has been active in the promotional field since June 1965 and has been the President of Shelly Finkel Management, Inc., a New York-based personal management firm, since 1980. In December 1993, Mr. Finkel promoted the Howard Stern New Year's Eve telecast, which had the largest entertainment pay-per-view audience in history. Since late 1980, Mr. Finkel has been involved in boxing management and has managed several world champions including Evander Holyfield and Pernell Whitaker. In 1973, Mr. Finkel, together with a stockholder of the Company, promoted the Watkins Glen concert which attracted approximately 600,000 people.

                  Gary J. Wasserson has been the Chief Executive Officer and a director of the Company since March 1996 and has been the President, Chief Executive Officer and Chairman of the Board of Directors of Global Link since its inception in March 1994. From June 1992 to February 1993, Mr. Wasserson was the interim President, consultant and a director of Robin Enterprises Inc., a company organized to rehabilitate, develop, manage and lease residential and commercial properties located in Moscow, Russia. From 1984 to December 1993, Mr. Wasserson was the principal stockholder, Chairman and Chief Executive Officer of Sterling Supply Corporation ("Sterling"), a cleaning supply and equipment distribution company serving the laundry and textile industries. In 1992, Sterling filed a voluntary petition in bankruptcy under Chapter 11 of the Federal Bankruptcy Code.

                  John P. McCabe has been the President of the Company since the Merger in February 1996 and a director of the Company since October 1995. From October 1995 through February 1996, Mr. McCabe was the Chief Executive Officer of the Company and from March 1995 to October 1995, he was the President of the Company. From June 1987 to March 1995, Mr. McCabe was employed by National Westminster Bank in various capacities, including Senior Vice President of its credit card division (January 1994 through March 1995), Senior Vice President of its business strategies division (July 1991 through December 1993), and Senior Vice President of its processing and custody services division (June 1987 through June 1991). From 1985 to 1987, Mr. McCabe was Vice President of Chemical Bank's information products division.

                  Paul Silverstein has been a director of the Company since its inception in December 1992 and a Vice President of the Company since March 1996. Mr. Silverstein was the President of the Company from its inception through March 1995 and from October 1995 through February 1996. From March 1995 through October 1995, Mr. Silverstein was the Chief Executive Officer of the Company. From 1987 to May 1992, Mr. Silverstein was a software consultant for Interactive Business Solutions Inc., specializing in financial software applications for advertising agencies. From 1983 to 1987, Mr. Silverstein was a national account representative for Wang Laboratories, Inc. a computer manufacturing corporation.

                  Joseph F. Clark has been Executive Vice President of the Company since August 1995, was the Vice President of the Company from its inception in December 1992 through July 1995 and Secretary and was a director of the Company from its inception through February 1996. From January 1989 to September 1992, Mr. Clark was President and owner of Clark-Wertheimer & Associates, a marketing and management firm. Mr. Clark's background includes experience in modems, multiplexers, and audiotext- and videotext-related products and services.

                  David S. Tobin has been the General Counsel and Secretary of the Company since March 1996 and General Counsel of Global Link since February 1995. From April 1992 to February 1995, Mr. Tobin was the Assistant General Counsel of Peoples, where he was responsible for acquisitions, general corporate matters and federal securities law compliance. From 1990 to April 1992, Mr. Tobin was an associate of the law firm of Ruden, Barnett, McClosky, Smith, Schuster and Russell, P.A. David Tobin is the son of Jack Tobin, a director of the Company.

                  Maria Bruzzese has been the Chief Financial Officer and Treasurer of the Company since October 1994. From April 1994 to October 1994, Ms. Bruzzese was Chief Financial Officer of CompLink, Ltd., a developer of computer software products primarily for the electronic messaging sector of the office automation market. From 1986 to March 1994, Ms. Bruzzese was employed by KPMG Peat Marwick LLP, an international, full service accounting firm, where she specialized in the information and communications industry and most recently served as a senior manager. Ms. Bruzzese is a certified public accountant and a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

                  Cory Eisner has been a Vice President of the Company since October 1994. From 1977 to October 1994, Mr. Eisner was employed by Phone Programs, Inc., a telepromotions agency, most recently as Executive Vice President of Sales. From 1975 to 1977, Mr. Eisner was the director of the sports department for Long Island Weekly, a local area news show owned and broadcasted by Cablevision Systems Corporation.

                  Michael Kresky has been the Vice President - Finance of the Company since March 1996 and was the Chief Financial Officer of Global Link from August 1994 until February 1996. From 1983 to August 1994, Mr. Kresky was the Controller of RCM Technologies, Inc., a publicly traded personnel services company. Mr. Kresky is a certified public accountant and a member of the American Institute of Certified Public Accountants and the New Jersey Society of Certified Public Accountants.

                  Alan W. Kaufman has been a director of the Company since November 1994. Since April 1986, Mr. Kaufman has held various positions, including Vice President of Marketing and Vice President of Sales and Marketing, and is currently the Executive Vice President of Sales of Cheyenne Software, Inc. Mr. Kaufman is currently Chairman of the New York Software Alliance, a statewide alliance of three regional software trade associations.

                  Jack N. Tobin has been a director of the Company since March 1996. Since March 1989, Mr. Tobin has been the President of Jack Tobin & Associates, Inc., a marketing, public relations and lobbying firm which he founded. Since November 1982, Mr. Tobin has been a member of the State of Florida House of Representatives. As a member of the House of Representatives, Mr. Tobin has served as the Chairman of the Health and Rehabilitative Services, Science Industry and Technologies and Business and Professional Regulation committees. Since November 1989, Mr. Tobin has chaired the full committee or subcommittee which regulates telecommunications companies operating within the state. From October 1981 to January 1989, Mr. Tobin was the Senior Vice President of Marketing and Public Relations for Commonwealth Savings & Loan Association. Jack Tobin is the father of David Tobin, the General Counsel and Secretary of the Company.

                  Donald L. Ptalis has been a director of the Company since March 1996. Since January 1995, Mr. Ptalis has been the President of Masque Sound & Recording Corp., a sound equipment rental company. From June 1993 to December 1995, Mr. Ptalis managed his personal investments. From 1987 to June 1993, Mr. Ptalis was the President and Chief Executive Officer of Desks Inc., an office furniture supply company. From 1984 to 1987, he was the Vice President and General Manager of Lubin Business Interiors, Inc., an office furniture supply company.

                  The Board of Directors of the Company is divided into three classes, each of which generally serves for a term of three years, generally with only one class of directors being elected in each year. The term of the first class of directors, presently consisting of Shelly Finkel and Gary Wasserson, will expire at the annual meeting of stockholders to be held in 1997; the term of the second class of directors, presently consisting of Paul Silverstein, Alan W. Kaufman and Don Ptalis, will expire at the annual meeting of stockholders to be held in 1996; and the term of the third class of directors, presently consisting of John McCabe and Jack Tobin will also expire at the annual meeting of stockholders to be held in 1996. In each case, each director will hold office until the next annual meeting of stockholders at which his class of directors is to be elected or until his successor is duly qualified and appointed. Executive officers serve at the discretion of the Board.

                  The Company has  established a  Compensation  Committee and an
Audit Committee of the Board of Directors. The Compensation Committee, consisting of Shelly Finkel, Alan Kaufman and Jack Tobin, was established to review the salaries and other compensation of the Company's executive officers. The Audit Committee, consisting of Gary Wasserson, Alan Kaufman and Don Ptalis, was established to review the scope of the Company's annual audit and other services provided by the Company's independent auditors.

Indemnification and Exculpation Provisions

                  The Company's Certificate of Incorporation provides for indemnification of officers and directors to the fullest extent permitted by Delaware law. In addition, under the Company's Certificate of Incorporation, no director shall be liable personally to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director; provided that the Certificate of Incorporation does not eliminate the liability of a director for
(i) any breach of the director's duty of loyalty to the Company or its stockholders; (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) acts or omissions in respect of certain unlawful dividend payments or stock redemptions or repurchases; or (iv) any transaction from which such director derives improper personal benefit.

Compliance with Section 16 of the Securities Exchange Act of 1934

                  Section  16(a) of the  Securities  Exchange  Act of  1934,  as
amended, requires the Company's directors and officers and persons who beneficially own more than ten percent of the Company's Common Stock to file with the Securities and Exchange Commission ("SEC"), Nasdaq and the Boston Stock Exchange initial reports of ownership and reports of changes in ownership of

Common Stock in the Company. Officers, directors and greater-than-ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they filed. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representation that no other reports were required, during the fiscal year ended December 31, 1995, such persons complied with all Section 16(a) filing requirements.


ITEM 10.  EXECUTIVE COMPENSATION

                  The following table shows the compensation earned by Shelly Finkel, Chairman of the Board, John McCabe, President, and Paul Silverstein, Vice President, for 1995, 1994 and 1993.

                          SUMMARY COMPENSATION TABLE(1)

- -------------------------------------------------------------------------------
                                          Annual
                                        Compensation    Long Term Compensation
                                        ---------------------------------------
                                                      Restricted
Name and principal position    Fiscal                   Stock         Options
                                Year     Salary($)     Awards($)     (#Shares)
- -------------------------------------------------------------------------------
Shelly Finkel(2)                1995      51,042         ----        10,000(3)
Chairman of the Board           1994      23,542         ----        30,000(4)
                                1993      20,000         ----          ----
- -------------------------------------------------------------------------------
John McCabe(5)                  1995     121,154         ----       100,000(6)
President                       1994        ----         ----          ----
                                1993        ----         ----          ----
- -------------------------------------------------------------------------------
Paul Silverstein(7)             1995     125,000         ----        10,000(3)
Vice President                  1994     232,500         ----        30,000(4)
                                1993      70,000         ----          ----
- -------------------------------------------------------------------------------

- -----------------------------------
(1) No other person received aggregate compensation equal to or exceeding $100,000 during 1995, 1994 or 1993. None of Messrs. Finkel, McCabe or Silverstein received noncash compensation benefits having a value exceeding 10% of his cash compensation during 1995, 1994 or 1993.

(2) Mr. Finkel served as the Chief Executive Officer of the Company from April 1994 through March 1995 at which time, Paul Silverstein was appointed as Chief Executive Officer of the Company (in which position Mr. Silverstein served until October 1995), with Mr.Finkel remaining Chairman of the Board. The compensation received by Mr. Finkel during 1994 set forth above represents $21,459 received by him from the Company through December 13, 1994 and $2,083 received from December 14, 1994 through December 31, 1994 under his employment agreement which became effective simultaneously with the effectiveness of the Company's initial public offering ("IPO") on December 14, 1994. See "Employment Agreements."

(3) Represents currently exercisable options to purchase 10,000 shares of Common Stock for $5.875 per share granted pursuant to the terms of the Company's 1994 Performance Equity Plan which provide for stock option grants for 10,000 shares to be made to each director of the Company on March 31st of each year. See "1994 Performance Equity Plan."

(4) Represents currently exercisable options to purchase 30,000 shares of Common Stock for $3.33 per share through October 2004. See "Other Options and Warrants."

(5) Mr. McCabe served as the Chief Executive Officer of the Company from October 1995 through February 1996 (at which time Mr. Wasserson became Chief Executive Officer of the Company) and as President of the Company from March 1995 to October 1995 (and resumed in such office beginning in February 1996 upon consummation of the Global Link Acquisition).
         See "Certain Relationships and Related Transactions -- ^ The Global Link Acquisition."


(6) Represents currently exercisable options to purchase 33,334 shares of Common Stock and options to purchase 66,666 shares of Common Stock which become exercisable commencing March 1997. The per-share purchase price pursuant to all such options is $5.00. See "Employment Agreements."

(7) Mr. Silverstein served as President of the Company from its inception through March 1995, at which time he became Chief Executive Officer of the Company, in which capacity he served through October 1995. The compensation received by Silverstein during 1994 set forth above represents $227,292 received by him from the Company through December 13, 1994 and $5,208 received from December 14, 1994 through December 31, 1994 under his employment agreement, which became effective simultaneously with the effectiveness of the IPO. See "Employment Agreements."


                        AGGREGATE YEAR-END OPTION VALUES
- -------------------------------------------------------------------------------

                          Number of unexercised options      Value of unexercised in-the-money
                          at fiscal year-end (#)             options at fiscal year-end ($)(1)
                          --------------------------------------------------------------------
 Name                     Exercisable    Unexercisable       Exercisable      Unexercisable
- ----------------------------------------------------------------------------------------------

Shelly Finkel               40,000             0                86,350              0
Chairman of the Board
- ----------------------------------------------------------------------------------------------
John McCabe                   ----          100,000               ----           112,500
President
- ----------------------------------------------------------------------------------------------
Paul Silverstein            40,000             0                86,350              0
Vice President
- ----------------------------------------------------------------------------------------------


- -----------------------------------

(1) Represents the difference between the aggregate market value at December 31, 1995 of the Common Stock underlying the options (based on a last sale price of $6.125 on that date) and the options' aggregate exercise price.

                    OPTIONS/SHARES GRANTS IN LAST FISCAL YEAR

                                       Individual Grants
                                -----------------------------------
                                                      % of Total
                                                    Options/Shares                    Market
                                                      Granted to       Exercise      Price on
                                 Options/Shares      Employees in        Price        Date of     Expiration
Name                              Granted (#)        Fiscal Year       ($/Share)     Grant ($)       Date
- ---------------------------------------------------------------------------------------------------------------

Shelly Finkel                   10,000(1)                5.1%            5.875         5.875         2005
Chairman of the Board
- ---------------------------------------------------------------------------------------------------------------
John McCabe                     100,000(2)              51.0%            5.00          5.00          2003
President
- ---------------------------------------------------------------------------------------------------------------
Paul Silverstein                10,000(1)                5.1%            5.00          5.875         2005
Vice President
- ---------------------------------------------------------------------------------------------------------------

- -----------------------------------
(1) Represents immediately exercisable options to purchase 10,000 shares of Common Stock granted pursuant to the terms of the Company's 1994 Performance Equity Plan which provides for stock option grants for 10,000 shares to be made to each director of the Company on March 31st of each year. See "1994 Performance Equity Plan."

(2) Represents options granted pursuant to the terms of Mr. McCabe's employment agreement. See "Employment Agreements."


Employment Agreements


                  The Company has entered into an employment agreement with each of Shelly Finkel, its Chairman of the Board, Gary Wasserson, its Chief Executive Officer, Paul Silverstein, a Vice President and director and former President of the Company. John McCabe, its President, David Tobin, its General Counsel and Secretary, and Maria Bruzzese, its Chief Financial Officer. Each of Messrs. Finkel's and Silverstein's and Ms. Bruzzese's employment agreement provides for an initial three-year term, commencing on December 14, 1994. Each of Messrs. Wasserson's and Tobin's employment agreement provides for an initial three-year term, commencing on March 1, 1996. Mr. McCabe's employment agreement provides for an initial three-year term commencing March 1, 1995. Mr. Finkel's employment agreement requires him to devote at least 50% of his business time to the management and operations of the Company and provides for a base annual salary of $50,000 during the first year and $75,000 during the second and third years. Messrs. Silverstein's, McCabe's, Wasserson's and Tobin's and Ms. Bruzzese's employment agreements require each such person to ^ work for the Company on a full-time basis and provide for base annual salaries of $125,000, $150,000, $150,000, $140,000 and $85,000, respectively, during the term of the agreements. Each of Mr. Wasserson's and Tobin's employment agreements provide that if such person's employment is terminated without cause, such person shall receive salary due through the later of February 28, 1999 and one year from the date of termination. All of these officers also may be granted annual bonuses at the discretion of the Board of Directors. Each of the agreements contains a provision prohibiting the employee from competing with the Company during the term of employment and for a period of two years thereafter.


Consultants

                  In February 1995, the Company entered into consulting agreements with each of Barry Rubenstein, a principal stockholder of the Company, and Eli Oxenhorn. Each of Messrs. Rubenstein and Oxenhorn has held senior executive positions with numerous publicly-held companies and has knowledge and expertise in negotiating and consummating mergers and acquisitions and establishing commercial relationships, which abilities the Company believes will be valuable in the pursuit of its strategy of rapid growth. Pursuant to the terms of each consulting agreement, Messrs. Rubenstein and Oxenhorn shall render consulting services for a maximum of eight hours per month for a two-year period through February 1997, with a principal focus on potential mergers, acquisitions and other business combinations and business development activities. Each of Messrs. Rubenstein and Oxenhorn agreed to certain noncompetition provisions and agreed to refer to the Company any opportunity presented to him to acquire or enter into a business relationship with an entity engaged in activities similar to or synergistic with those of the Company, without the receipt of any finder's fee. The Company granted to each of Messrs. Rubenstein and Oxenhorn, in consideration for the specified consulting services, options to purchase 100,000 shares of Common Stock at $4.75 per share (the fair market value of the Common Stock on the date of grant), which options became exercisable in February 1996 and remain exercisable until February 2001.

1994 Performance Equity Plan

                  In October 1994, the Board of Directors of the Company adopted, and the stockholders approved, the 1994 Performance Equity Plan (the "1994 Plan"). The 1994 Plan now authorizes the granting of awards of up to 1,500,000 shares of Common Stock to the Company's key employees, officers, directors and consultants. Awards consist of stock options (both nonqualified options and options intended to qualify as Incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended), restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards, as described in the 1994 Plan.

                  On March 31st of each calendar year during the term of the 1994 Plan, assuming there are enough shares then available for grant under the 1994 Plan, each person who is then a director of the Company is awarded stock options to purchase 10,000 shares of the Company's Common Stock at the fair market value thereof (as determined in accordance with the 1994 Plan), all of which options are immediately exercisable as of the date of grant and have a term of ten years. These are the only awards which may be granted to a director of the Company under the 1994 Plan. The 1994 Plan is administered by the Board of Directors which determines the persons (other than directors) to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the 1994 Plan.

                  In connection with qualified stock options, the exercise price of each option may not be less than 100% of the fair market value of the Common Stock on the date of grant (or 110% of the fair market value in the case of a grantee holding more than 10% of the outstanding stock of the Company). The aggregate fair market value of shares for which qualified stock options are exercisable for the first time by such employee during any calendar year may not exceed $100,000. Nonqualified stock options granted under the 1994 Plan may be granted at a price determined by the Board of Directors, not to be less than the fair market value of the Common Stock on the date of grant. Generally, options granted to employees are exercisable as to 50% of the shares covered thereby on the first anniversary of the date of grant and 25% of the shares covered thereby on each of the second and third anniversaries of the date of such grant.

                  The 1994 Plan also contains certain change in control provisions which could cause options and other awards to become immediately exercisable and restrictions and deferral limitations applicable to other awards to lapse in the event any person, as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including a group as defined in Section 13(d), but excluding certain stockholders of the Company, acquires beneficial ownership of more than 25% of the Company's outstanding shares of Common Stock.

                  As of the date of this Prospectus, options to purchase a total of 514,000 shares of Common Stock are outstanding under the 1994 Plan. Options outstanding under the 1994 Plan include options to purchase 25,000 and 35,000 shares granted to Maria Bruzzese and Cory Eisner, respectively, at exercise prices ranging from $5.00 to $5.75 per share. In addition, pursuant to the terms of the 1994 Plan, the Company granted to each director of the Company, on March 31, 1995, immediately exercisable options to purchase 10,000 shares for $5.875 per share, and on March 31, 1996, immediately exercisable options to purchase 10,000 shares for $5.25 per share. Pursuant to the 1994 Plan, additional options to purchase 10,000 shares of Common Stock will be granted to each director on March 31, 1997. In February 1995, in connection with their respective consulting agreements with the Company, Barry Rubenstein and Eli Oxenhorn, each stockholders of the Company, each were granted options under the 1994 Plan to purchase 100,000 shares of Common Stock at an exercise price of $4.75 per share. These options vested in February 1996 and remain exercisable until February 2001. The exercise price of all of the foregoing options is equal to the fair market value of the Common Stock on the date of grant. The Company anticipates granting options under the 1994 Plan to purchase a significant number of shares in the near future.

Other Options and Warrants

                  In October 1994, the Board of Directors granted ten-year options to Shelly Finkel, Paul Silverstein and James Koplik, a stockholder of the Company, to purchase 30,000, 30,000 and 15,000 shares, respectively. All of these options are currently exercisable at a price of $3.33 per share.

                  In December 1994, in connection with serving as underwriter of the Company's IPO, the Company issued and sold to the Placement Agent and its designees, for nominal consideration, five-year warrants to purchase up to 150,000 shares of Common Stock at a purchase price of $8.05 per share and/or up to 150,000 Public Warrants at a purchase price of $.161 per Public Warrant, which are exercisable at a price of $4.00 per share.

                  In March 1995, in connection with his employment with the Company, John McCabe, the Company's President, was granted options to purchase 100,000 shares of Common Stock at an exercise price of $5.00 per share (the fair market value of the Common Stock on the date of grant). These options vest in three equal annual installments commencing in March 1996 and will remain exercisable for a period of five years from the date of vesting.

                  In April 1995, in connection with consulting services rendered to the Company, Eleanor Feffer and Jon Silverman were granted options to purchase 5,000 and 2,500 shares of Common Stock, respectively. These options are currently exercisable at a price of $5.50 per share.

                  In April 1995, the Company issued five-year warrants to a designee of the Placement Agent to purchase 50,000 shares of Common Stock at an exercise price of $5.00 per share in consideration of the Placement Agent granting  the  Company  the right of first  refusal  to pursue  any  prospective acquisition target in the phone card industry that the Placement Agent identifies prior to February 1998. In October 1995, the Company issued five-year warrants to another designee of the Placement Agent to purchase 50,000 shares of Common Stock at an exercise price of $5.00 per share. In January 1996, the Company issued five-year warrants to the Placement Agent to purchase 200,000 shares at an exercise price of $5.125 per share in consideration of consulting services provided and to be provided to the Company.

                  In January 1996, the Company entered into a consulting agreement with Payne Financial Group ("Payne"), pursuant to which the Company agreed to grant Payne options to purchase 100,000 shares of Common Stock at an exercise price of $5.50 per share. These options would become exercisable in January 1997 and remain exercisable until January 1999; provided, however, that if the Company terminates the agreement without cause, the options would become immediately exercisable and if the Company terminates the agreement with cause, the options would terminate immediately.

                  In February 1996, in connection with their employment with the Company, Messrs. Gary Wasserson and David Tobin, the Company's Chief Executive Officer and General Counsel, respectively, were granted options to purchase 125,000 and 50,000 shares, respectively, at an exercise price of $6.125 per share. These options vest in three equal annual installments commencing in February 1997 and will remain exercisable for a period of five years from the date of vesting.

                  In connection with the acquisition of Global Link, options and warrants to purchase 145,000 Global Link Shares were converted into options and warrants to purchase 109,926 shares of Common Stock.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL AND MANAGEMENT

                  The following table sets forth, as of April 9, 1996, the number of shares of the Company's outstanding Common Stock beneficially owned by
(i) each director of the Company; (ii) each person who is known by the Company to beneficially own 5% or more of the outstanding Common Stock; and (iii) all of the Company's directors and executive officers as a group. The address for each of Mr. Finkel, Silverstein and McCabe is 40 Elmont Road, Elmont, New York 11003 and for Mr. Wasserson is 5697 Rising Sun Avenue, Philadelphia, Pennsylvania 19120. The addresses for other holders are as indicated below.

                                                  Amount and Nature of           Percent of
Name and Address of Beneficial Owner              Beneficial Ownership(1)     Outstanding Shares
Shelly Finkel................................     887,736(2)(3)                   17.6%

Gary J. Wasserson............................     400,523(3)(4)                    8.1%

Paul Silverstein.............................     582,500(3)(5)                   11.7%

John P. McCabe...............................      43,334(3)(6)                     *

Alan W. Kaufman..............................      20,000(3)(7)                     *
      Cheyenne Software, Inc.
      3 Expressway Plaza
      Roslyn Heights, New York 11577

 Jack N. Tobin...............................      10,000(3)                        *
      7759 Highlands Circle

      Margate, Florida 33063


Donald L. Ptalis.............................      27,294(3)(8)                     *
      16 Ross Avenue
      Emerson, New Jersey 07630

Norton Herrick...............................     343,000(9)                       6.7%
             7709 Wood Duck Drive
             Boca Raton, Florida 33434

Eli Oxenhorn.................................     290,340(10)                      5.7%
             56 The Intervale
             Roslyn Estates, New York 11576

 Barry Rubenstein............................     337,338(11)                      6.7%
             39 Woodland Road
             Roslyn, New York 11576

Peoples Telephone Company, Inc.                   636,866                        13.0%
      2300 N.W. 89th Place
      Miami, Florida 33172

All executive officers and directors as a
group (12 persons)............................  2,177,769(12)                    41.2%

- ------------------------------------
*  Less than 1%.

          (1) A person is deemed to be the beneficial owner of voting securities that can be acquired by such person within 60 days from the date of this report upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that convertible securities, options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date of this report have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The information in the above table gives effect to the issuance of 1,718,318 shares of Common Stock to the holders of Global Link Shares and 52,805 shares of Common Stock to Peoples.

          (2) Includes 40,000 shares issuable upon exercise of currently exercisable options and an aggregate of 92,618 shares of Common Stock issuable upon exercise of publicly traded warrants ("Warrants"). See "1994 Performance Equity Plan," "Other Options and Warrants," and "Certain Relationships and Related Transactions."

          (3) Includes 10,000 shares of Common Stock upon exercise of immediately exercisable options granted to each director of the Company on March 31, 1996 under the 1994 Plan. See "1994 Performance Equity Plan."

          (4) Includes 390,523 shares of Common Stock, all of which are owned jointly by Mr. Wasserson and his spouse. See "Certain Relationships and Related Transactions -- The Global Link Acquisition." Does not include 125,000 shares underlying options which become exercisable commencing in February 1997. See "Employment Agreements."

          (5) Includes 40,000 shares issuable upon exercise of currently exercisable options. See "Other Options and Warrants."

          (6) Represents 33,334 shares issuable upon exercise of currently exercisable options. Does not include 66,666 shares underlying options which become exercisable commencing March 1997. See "Employment Agreements."

          (7) Includes 10,000 shares of Common Stock issuable upon exercise of currently exercisable options. See "1994 Performance Equity Plan."
          (8) Includes 16,192 shares of Common Stock issuable upon conversion of $50,000 principal amount of Debentures and 379 shares of Common Stock issuable upon exercise of warrants issued in connection with such Debentures. See "Certain Relationships and Related Transactions -- The Global Link Acquisition."

          (9) Includes 243,000 shares of Common Stock issuable upon exercise of Warrants.

          (10) Includes 1,000 shares of Common Stock and 1,000 shares issuable upon exercise of Public Warrants owned by Mr. Oxenhorn's son, of which he disclaims beneficial ownership, 54,170 shares of Common Stock issuable upon exercise of Public Warrants and 100,000 shares issuable upon exercise of currently exercisable options. See "Consulting Agreements."

          (11) Includes 15,000 shares of Common Stock owned by The Marilyn and Barry Rubenstein Family Foundation, a tax exempt organization of which Mr. Rubenstein is a trustee, and 20,000 shares of Common Stock owned by Marilyn Rubenstein, Mr. Rubenstein's spouse. Mr. Rubenstein disclaims beneficial ownership over all of such shares. Also includes 45,000 shares of Common stock owned by Woodland Partners, a New York general partnership of which Mr. Rubenstein is a partner. 4,500 of such shares represent Marilyn Rubenstein's equity interest in such partnership and Mr. Rubenstein disclaims beneficial ownership over such shares. Also includes 9,000 shares of Common Stock owned by the Woodland Venture Fund, a New York limited partnership, of which Mr. Rubenstein is a general partner. 5,637 of such shares represent represent Mr. Rubenstein's equity interest in such partnership and he disclaims beneficial ownership over the remaining 3,363 shares. Also includes 54,169 shares of Common Stock issuable upon exercise of Warrants and 100,000 shares issuable upon exercise of currently exercisable options. See "Consulting Agreements."

          (12) Includes those shares of Common Stock deemed to be included in Messrs. Finkel, Wasserson, McCabe, Silverstein, Kaufman, Tobin and Ptalis' respective beneficial ownership as described in notes 2, 3, 4, 5, 6, 7 and 8 above. Also includes 12,500 shares of Common Stock issuable upon exercise of currently exercisable options held by each of Maria Bruzzese, Chief Financial Officer of the Company, and Cory Eisner, Vice President of the Company. Also includes 1,000 shares of Common Stock and 1,000 shares issuable upon exercise of Public Warrants beneficially owned by each of Ms. Bruzzese and Mr. Eisner. Also includes (i) 32,382 shares of Common Stock issuable upon exercise of currently exercisable options granted to David Tobin, General Counsel and Secretary of the Company, and (ii) 135,000 shares of Common Stock and 10,000 shares issuable upon exercise of currently exercisable options granted to Joseph Clark, Executive Vice President of the Company. Does not include those shares which, as described in notes 4 and 6 above, are not included in Messrs. Wasserson's and McCabe's ownership. Also does not include (i) 12,500 shares underlying options granted to each of Ms. Bruzzese and Mr. Eisner, 6,250 of which vest in each of October 1996 and 1997, (ii) 10,000 shares underlying options granted to Mr. Eisner, 5,000 of which vest in October 1996 and 2,500 of which vest in each of October 1997 and 1998 and (iii) 50,000 shares underlying options granted to David Tobin, 33-1/3% of which vest in each of February 1997, 1998 and 1999. See "Employment Agreements."


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

General
                  In April 1993, the Company issued to Messrs. Shelly Finkel, Chairman of the Board, Paul Silverstein, then the Chief Executive Officer of the Company, Joseph Clark, then Vice President of the Company, and James Koplik, a stockholder of the Company, 652,500, 532,500, 210,000 and 105,000 shares of Common Stock, respectively, in consideration of capital contributions and services rendered aggregating $100,000.


                  The Company's operations have been funded, in large part, by an aggregate of $674,379 of loans to the Company (the "Loans") made by Shelly Finkel and Shelly Finkel Management, Inc. ("SFM"), a company owned by Messrs. Finkel and Koplik. The Loans were made at various times between April 1993 and June 1994 and were payable on a demand basis, bearing interest at 8% per annum.

                  In July 1994, the Company consummated a private placement ("Bridge Financing"), pursuant to which it issued $1,000,000 principal amount of Bridge Notes and warrants to purchase 1,000,000 shares of Common Stock. From the proceeds of the Bridge Financing, the Company repaid $75,000 principal amount of the Loans owed to Mr. Finkel and SFM, together with $5,000 interest due and owing on such principal amount, reducing the principal amount of the Loans from $694,723 (the maximum amount which was outstanding at any time^, including $20,344 of interest added to principal through such date), then owing on such date, to $619,723, the repayment of which (together with interest) was extended to the later of July 1995 or one year from the date of the consummation of this offering. Mr. Finkel and SFM agreed to subordinate the repayment of the Loans to the repayment of the Bridge Notes.


                  In September 1994, Mr. Finkel and SFM converted all of the principal amount of the Loans and all interest due and owing thereon (the Loans and interest due and owing thereon collectively referred to herein as the "Debt Amount") into shares of Common Stock and Conversion Warrants at the rate of one share of Common Stock and one Conversion Warrant for each $3.00 of Debt Amount converted. Mr. Finkel and SFM converted $136,359 and $513,675 of Debt

Amount, respectively, into 45,453 shares of Common Stock and 45,453 Conversion Warrants and 171,225 shares of Common Stock and 171,225 Conversion Warrants, respectively.

                  In September 1994, SFM sold 54,169 shares of Common Stock and 54,169 Conversion Warrants for an aggregate purchase price of $162,507 ($3.00 per share and warrant) to Barry Rubenstein and 54,170 shares of Common Stock and 54,170 Conversion Warrants for an aggregate purchase price of $162,510 ($3.00 per share and warrant) to Eli Oxenhorn. Messrs. Rubenstein and Oxenhorn also participated in the Bridge Financing purchasing $200,000 and $225,000 of Notes and 200,000 Bridge Warrants and 225,000 Bridge Warrants, respectively. Mr. Rubenstein's spouse also participated in the Bridge Financing, purchasing $50,000 of Notes and 50,000 Warrants. The remaining 62,886 shares of Common stock and 62,886 Conversion Warrants owned by SFM were sold in September 1994 to Messrs. Finkel and Koplik, the two stockholders of SFM. In October 1994, Mr. Joseph Clark, a director of the Company, contributed 75,000 shares of Common Stock to the Company.

                  In February 1995, the Company entered into consulting agreements with each of Barry Rubenstein, and Eli Oxenhorn. As the entire consideration for consulting services to be provided thereunder, the Company granted to each of Messrs. Rubenstein and Oxenhorn options to purchase 100,000 shares of Common Stock for $4.75 per share.

                  The principal offices of Global Link are leased from JilJac Realty Company, a general partnership owned by Gary Wasserson and his spouse. The terms of the lease are described under the caption "Properties," above.

                  The Company believes that each of the foregoing transactions were on terms no less favorable to the Company as those which could have been obtained from unaffiliated third parties. All future transactions and loans between the Company and its officers, directors and principal stockholders or their affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of the then disinterested directors of the Company.

The Global Link Acquisition


                  On January 18, 1996, the Company, Link Acquisition Corp., a wholly-owned subsidiary of the Company ("Merger Sub"), and Global Link executed an Agreement And Plan Of Merger (the "Merger Agreement"), pursuant to which Merger Sub was merged (the "Merger") with and into Global Link and Global Link became a wholly-owned subsidiary of the Company. The Merger was consummated on February 29, 1996 (the "Merger Date"). The purchase price paid for Global Link was approximately $11,500,000.


                  In connection with the Merger, the Company agreed to issue to the holders of Global Link's common stock (the "Global Link Shares"), upon surrender of such shares, an aggregate of 1,718,318 shares of the Company's Common Stock, based upon an exchange ratio of .64763 shares of Common Stock for each outstanding Global Link Share. Outstanding options and warrants to purchase an aggregate of 145,000 Global Link Shares, as a result of the Merger automatically converted into the right to purchase an aggregate of 109,926 shares of Common Stock at the rate of .75811 shares of Common Stock for each Global Link Share (with an exercise price of 1.32 times the exercise price per Global Link share).

                  In addition, in connection with the Merger, the holders of $2,800,000 aggregate principal amount of Global Link's Debentures executed an Amended and Restated Securities Purchase Agreement (the "Securities Purchase Agreement"), pursuant to which such holders consented to the Merger and waived certain rights. The Debentures are due and payable on June 23, 1999 and are secured by a first lien on all assets of Global Link. The Debentures bear interest at 6% per annum, payable on May 30th and November 30th of each year; provided, however, that the 6% per annum interest due on May 30, 1996 and November 30, 1996 was prepaid by Global Link with Global Link shares prior to the Merger. The Debentures are immediately due and payable, at the option of the holders, upon a change in control of Global Link, which is defined as a merger, consolidation or sale of substantially all of the assets of Global Link, as a result of the existing Global Link directors no longer comprising a majority of the members of the board of directors of the surviving entity. The Company has guaranteed the payment of principal and interest owed under the Debentures. The principal amount of the Debentures is convertible at the option of the holders at any time into shares of Common Stock (the "Conversion Shares") at a conversion price of approximately $3.088 per share. The Company may require the conversion of the Debentures if (i) the Company has received aggregate gross proceeds of not less than $5,000,000 from certain private placements or public offerings of its securities; (ii) the Conversion Shares are the subject of an effective registration statement under the Securities and Exchange Act of 1933, as amended (the "Act") or are eligible for sale under an exemption therefrom; (iii) the Common Stock is traded on a national securities exchange or quoted on Nasdaq; (iv) the price of the Common Stock is at least $3.50; and (v) the lock-up agreements of the holders of the Debentures (as described in the penultimate paragraph of this section) are terminated. Global Link may prepay the Debentures if the Conversion Shares are registered under the Act or an exemption therefrom is available, the Common Stock is listed on a national securities exchange or quoted on Nasdaq and the lock-up agreements of the holders of the Debentures are terminated.

                  Simultaneously with the execution of the Merger Agreement, Global Link executed an agreement (the "Peoples Agreement") with Peoples Telephone Company, Inc. ("Peoples"), pursuant to which, on the Merger Date, Peoples accepted (i) $1,050,000 ($550,000 of which was paid on the Merger Date with the balance of $500,000 plus accrued interest at the rate of 8% per annum payable on June 28, 1996 (the "Second Peoples Payment")) and (ii) 52,805 shares of Common Stock (the "Peoples Shares") in full satisfaction of any and all monies owed by Global Link to Peoples other than $954,630 of the Peoples Accounts Receivable owed by Global Link to Peoples, the payment of which Peoples agreed could be made in four equal quarterly installments commencing in January 1997. The payment to Peoples of the Second Peoples Payment and the Peoples Accounts Receivable were guaranteed by the Company.

                  On the Merger Date, the Company entered into an employment agreement ("Employment Agreement") with each of Gary J. Wasserson and David S. Tobin, the Chief Executive Officer and General Counsel, respectively, of Global Link who were appointed the Chief Executive Officer and General Counsel, respectively, of the Company. Each Employment Agreement is for a three-year term through February 1999. Mr. Wasserson and Mr. Tobin receive annual base salaries of $150,000 and $140,000, respectively, subject to annual increases and bonuses at the discretion of the Board of Directors. Additionally, Messrs. Wasserson and Tobin were granted options to purchase 125,000 and 50,000 shares of Common Stock, respectively, at an exercise price of $6.125 per share. Such options vest in three equal annual installments commencing in February 1997 and remain exercisable for a period of five years from the date of vesting.

                  Simultaneously with the execution of the Merger Agreement, the Company on the one hand, Shelly Finkel, James Koplik, Paul Silverstein and Joseph Clark (collectively, the "GTS Major Stockholders"), who hold an aggregate of 1,533,339 shares of Common Stock, and on the other hand Gary J. Wasserson, Jody Frank, Bernard Frank, Edward Marx, Joel D. Hornstein and members of their respective immediate families (collectively, the "Global Link Major Stockholders"), who hold an aggregate of 1,090,075 shares of Common Stock, entered into a voting agreement (the "Directors Voting Agreement"), pursuant to which the Company agreed to nominate and use its best efforts to have elected to its Board of Directors and the Board of Directors of Global Link three designees ("Global Link Designees") selected by the Global Link Major Stockholders and four designees ("GTS Designees") selected by the GTS Major Stockholders. Each of the GTS Major Stockholders agreed to vote all of his shares of Common Stock for the election of each of the three Global Link Designees and each of the Global Link Major Stockholders agreed to vote all of his shares of Common Stock for the GTS Designees. On the Merger Date, the Board of Directors of the Company and Global Link were each increased to seven directors, with Shelly Finkel, Paul Silverstein, Alan Kaufman, John McCabe, Gary Wasserson, Jack Tobin and Don Ptalis serving as directors of each board. The term of the Directors Voting Agreement expires on February 28, 1999.

                  Pursuant to the Merger Agreement, the Company agreed to register the shares of Common Stock issued in the Merger, as well as the Conversion Shares and the Peoples Shares, by means of a registration statement which the Company is required to use its best efforts to file by June 30, 1996 and have declared effective by September 30, 1996. Notwithstanding the foregoing, each stockholder to be included on such registration statement executed a lock-up agreement prohibiting his sale of such shares for a period of one year after the Merger Date and limiting sales to 25% of his holdings in each three-month period during the second year after the Merger Date. There are certain exceptions to these lock-up agreements which will allow the holders of the Debentures to sell that aggregate number of Conversion Shares equal to the aggregate amount of shares of Common Stock sold by the GTS Major Stockholders during the one-year period immediately following the Merger Date in excess of 160,000 shares of Common Stock.

                  Between November 1995 and February 1996, the Company had loaned an aggregate of $487,000 to Global Link, which had been guaranteed by certain holders of Global Link shares, which guaranty was secured by a pledge of such shares. As a result of the Merger, the debt owed by Global Link to the Company was consolidated and the guaranty and pledge were terminated.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1)  Financial Statements

           The following financial statements of the Company, the notes thereto, and the related report thereon of independent public accountants are filed under
Item 7 of this Report.
                                                                          Page

      Report of Independent Auditors...................................... F-2

      Consolidated Balance Sheets at December 31, 1995 and 1994........... F-3

      Consolidated Statements of Operations for the years ended
      ^ December 31, 1995 and 1994........................................ F-4

      Consolidated Statements of Stockholders' Equity (Deficit)
      for the years ^ ended December 31, 1995 and 1994.................... F-5

      Consolidated Statements of Cash Flow for the years ended
      ^ December 31, 1995 and 1994........................................ F-6

      Notes to Consolidated Financial Statements.......................... F-8

      (3)  Exhibits

           See (c) below.

(b)  Reports on Form 8-K

         Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 1996.

(c)  Exhibits

         The following exhibits noted with an asterisk (*), are hereby incorporated by reference from the Company's Registration Statement on Form SB-2 (No. 33-85998) declared effective by the Securities and Exchange Commission on December 14, 1994 and amended on August 8, 1995, by double asterisk (**), are hereby incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994, and triple asterisk (***), are hereby incorporated by reference from the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 15, 1996.

         Exhibit No.       Exhibit Description

            1.1*           Underwriting  Agreement between the Company and Whale
                           Securities   Co.,  L.P.,   the   underwriter  of  the
                           Company's initial public offering in December 1994.

            3.1*           Certificate of Incorporation

            3.2*           Amendment to Certificate of Incorporation

            3.3*           By-Laws

            3.4***         Certificate of Merger of Merger Sub into Global Link

            4.1*           Form of Common Stock Certificate

            4.2*           Form of Warrant Certificate

            4.3*           Warrant Agreement

            4.4*           Underwriter's Warrant

            4.5*           Stock Option Agreement between the Company and
                           Shelly Finkel

            4.6*           Stock Option Agreement between the Company and
                           Paul Silverstein

            4.7* Stock Option Agreement between the Company and James Koplik (originally exhibit no. 4.10 to the Company's Registration Statement on Form SB-2 (No. 33-85998))

            4.8**          Stock Option Agreement between the Company and
                           John McCabe

           10.1*           Sublease for 342 Madison Avenue, New York, New York

           10.2* Sublease for additional space at 342 Madison Avenue, New York, New York

           10.3*           Employment Agreement between the Company and
                           Shelly Finkel

           10.4*           Employment Agreement between the Company and
                           Paul Silverstein

           10.5*           Employment Agreement between the Company and
                           Maria Bruzzese

           10.6*           1994 Performance Equity Plan

           10.7*           Service Agreement between the Company and
                           MCI Telecommunications Corporation (originally exhibit no. 10.17 to the Company's Registration Statement on Form SB-2 (No. 33-85998))

           10.8* Service Agreement between the Company and Sprint Corporation (originally exhibit no. 10.18 to the Company's Registration Statement on Form SB-2 (No. 33-85998))

           10.9* Service Agreement between Independent Properties Sales Corporation ("IPSC") and Metromedia Communications Corporation ("Metromedia," which was later acquired by WorldCom) (originally exhibit no. 10.19 to the Company's Registration Statement on Form SB-2 (No. 33-85998))

           10.10* Consent between IPSC and Metromedia allowing the assignment to the Company of IPSC's right to receive services from Metromedia.

           10.11**        Employment Agreement between the Company and
                          John McCabe

           10.12**        Consulting Agreement between the Company and
                          Barry Rubenstein

           10.13**        Consulting Agreement between the Company and
                          Eli Oxenhorn

           10.14*** Merger Agreement by and among the Company, Merger Sub and Global Link

           10.15***       Directors Voting Agreement

           10.16*** Peoples Agreement, together with the Company's Guaranty of Peoples Second Payment

           10.17*** Ancillary Agreement between Global Link and Peoples regarding payment of the Peoples Accounts Receivable, together with Holding Corp's Guaranty of such payment

           10.18***       Amended and Restated Securities Purchase Agreement

           10.19***       The Company's Guaranty of Debentures

           10.20***       Employment Agreement between the Company and
                          Gary Wasserson

           10.21***       Employment Agreement between the Company and
                          David Tobin

           10.22***       Stock Option Agreement between the Company and
                          Gary Wasserson

           10.23***       Stock Option Agreement between the Company and
                          David Tobin

           10.24* Sublease for space at 40 Elmont Road, Elmont, New York (originally exhibit no. 10.14 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form SB-2 (No. 33-85998))

           23.1           Consent of KPMG Peat Marwick LLP (previously filed)

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: ^ September 5, 1996           GLOBAL TELECOMMUNICATION SOLUTIONS, INC.



                                     By: /s/ Shelly Finkel
                                         --------------------------------------
                                         Shelly Finkel, Chairman of
                                         the Board of Directors

                  In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Shelly Finkel         Chairman of the Board ^ of          September 5, 1996
- -------------------       Directors
Shelly Finkel


/s/ Gary Wasserson        Chief Executive Officer ^           September 5, 1996
- -------------------       and Director
Gary Wasserson ^


/s/ Alan Kaufman          ^ Director                          September 5, 1996
- -------------------
Alan Kaufman


/s/ Jack Tobin            ^ Director                          September 5, 1996
- -------------------
Jack Tobin


/s/ John McCabe           President and ^ director            September 5, 1996
- -------------------
John McCabe
^

/s/ Donald Ptalis         ^ Director                          September 5, 1996
- -------------------
Donald Ptalis


/s/ Maria Bruzzese        Chief Financial Officer ^(and       September 5, 1996
- -------------------       principal ^ accounting ^ officer)
Maria Bruzzese

                             EXHIBITS FILED HEREWITH



None

                         INDEX TO FINANCIAL STATEMENTS ^



         Report of Independent Auditors................................... F-2

         Consolidated Balance Sheets at December 31, 1995 and 1994........ F-3


         Consolidated Statements of Operations for the years ended
           December 31, 1995 and 1994..................................... F-4

         Consolidated Statements of Stockholders' Equity (Deficit)
           for the years ended December 31, 1995 and 1994................. F-5

         Consolidated Statements of Cash Flow for the years ended
           December 31, 1995 and 1994..................................... F-6

         Notes to Consolidated Financial Statements....................... F-8

                          Independent Auditors' Report


The Board of Directors and Stockholders
Global Telecommunication Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of Global Telecommunication Solutions, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Telecommunication Solutions, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                KPMG Peat Marwick LLP

New York, New York
March 29, 1996

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           December 31, 1995 and 1994

                                                             1995               1994
                                                             ----               ----
Assets
Current assets:
  Cash                                                      $  928,516         $5,135,260
  Accounts receivable, less allowance for
     doubtful accounts of $165,000 and $60,000 in
     1995 and 1994, respectively                             3,508,250          1,899,917
  Inventory                                                    268,874            202,531
  Deferred costs                                             1,235,972            595,430
  Convertible notes receivable                                 325,000               --
  Note receivable                                              237,000               --
  Prepaid royalties and patent license fees                    292,911            129,345
  Prepaid expenses and other current assets                    155,008             82,344
                                                             ---------          ---------
         Total current assets                                6,951,531          8,044,827
                                                             ---------          ---------
Fixed Assets:
  Telephone switches                                           112,630             50,270
  Office equipment and furniture                               381,564            120,413
                                                             ---------          ---------
                                                               494,194            170,683
  Less accumulated depreciation                                (65,813)           (24,954)
                                                             ---------          ---------
                                                               428,381            145,729
                                                             ---------          ---------
Other assets                                                   102,052             18,618
                                                             ---------          ---------
         Total assets                                      $ 7,481,964          8,209,174
                                                             =========          =========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                           1,819,813            613,387
  Accrued liabilities                                          491,488            459,644
  Deferred revenue                                           3,513,909          2,597,103
                                                             ---------          ---------
         Total current liabilities                           5,825,210          3,670,134
                                                             ---------          ---------
Commitments and contingencies (note 8)
Stockholders' equity:
  Preferred stock, $.01 par value, authorized                     --                 --
  1,000,00 shares; none issued
  Common stock, $.01 par value, authorized
  15,000,000 shares; issued and outstanding
  3,141,678 shares                                              31,417             31,417
  Additional paid-in capital                                 7,308,784          7,023,784
  Deferred compensation                                       (197,165)              --
  Accumulated deficit                                       (5,486,282)        (2,516,161)
                                                             ---------          ---------
         Total stockholders' equity                          1,656,754          4,539,040
                                                             ---------          ---------
         Total liabilities and stockholders' equity         $7,481,964          8,209,174
                                                             =========          =========

See accompanying notes to consolidated financial statements.

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                     Years ended December 31, 1995 and 1994



                                              1995                       1994
                                              ----                       ----

Net Sales                                  $3,144,350                 1,377,900

Cost of sales                               2,892,580                   916,221
                                            ---------                 ---------

     Gross profit                             251,770                   461,679
                                            ---------                 ---------

Selling and marketing expenses              1,406,160                 1,096,071

General and administrative expenses         2,008,057                 1,196,764
                                            ---------                 ---------

     Operating expenses                     3,414,217                 2,292,835
                                            ---------                 ---------

     Operating loss                        (3,162,447)               (1,831,156)

Interest income                               192,482                     6,531

Interest expense                                --                     (121,401)

Other                                             344                       --
                                            ---------                 ---------

     Loss before income taxes              (2,969,621)               (1,946,026)

Income tax expense                                500                       500
                                            ---------                 ---------

     Net loss                             $(2,970,121)               (1,946,526)
                                           ==========                 =========

Net loss per share                             $ (.95)                     (.99)
                                           ==========                 =========

Weighted average shares of common stock
and common stock equivalents                3,141,678                 1,964,356
                                           ==========                 =========


See accompanying notes to consolidated financial statements.

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                     Years ended December 31, 1995 and 1994


                                                                                                                Total
                                                                  Additional                                 stockholders'
                                                                   paid-in      Deferred      Accumulated      equity
                                            Common stock           capital    compensation      deficit       (deficit)

                                      Shares          Amount
Balance at December 31, 1993                500     $ 100,000           --         --          (569,635)      (469,635)

3,000-for-one common stock split
  and change from no par to $.01
  per share par value                 1,499,500       (85,000)       85,000        --              --             --

Conversion of stockholders notes
  payable to common stock and
  warrants                              216,678         2,167       647,867        --              --          650,034

Issuance of common stock
  warrants (note 4)                        --            --          50,000        --              --           50,000

Common stock contributed to the
  Company and retired                   (75,000)         (750)          750        --              --             --

Sale of common stock                  1,500,000        15,000     6,240,017        --              --        6,255,017

Sale of warrant to underwriter             --              --           150        --              --              150

Net loss for 1994                          --              --            --        --        (1,946,526)    (1,946,526)
                                      ---------        -------    ---------     -------       ---------      ---------

Balance at December 31, 1994          3,141,678        31,417     7,023,784        --        (2,516,161)     4,539,040

Deferred compensation arising
  from grant of stock options and
  warrants                                 --              --       285,000    (285,000)          --             --

Amortization of deferred
  compensation                             --              --          --        87,835           --            87,835

Net loss for 1995                          --              --          --          --        (2,970,121)    (2,970,121)
                                      ---------        --------    --------     -------       ---------      ---------

Balance at December 31, 1995          3,141,678       $  31,417   7,308,784    (197,165)     (5,486,282)     1,656,754
                                      =========        ========   =========     =======       =========      =========



See accompanying notes to consolidated financial statements.

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                     Years ended December 31, 1995 and 1994

                                                                                         1995                       1994
                                                                                         ----                       ----
Cash flows from operating activities:
  Net loss                                                                          $(2,970,121)                 (1,946,526)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation                                                                      40,859                      19,119
       Provision for uncollectible accounts receivable                                  144,000                      21,000
       Amortization of deferred compensation                                             87,835                          --
       Write-off of unamortized discount on promissory notes                                 --                      29,167
       Interest expense on loans payable to stockholders                                     --                      25,312
         added to principal balance
       Amortization of unearned discount                                                     --                      20,833
  Changes in operating assets and liabilities:
     Increase in accounts receivable                                                 (1,752,333)                 (1,824,474)
     Increase in inventory                                                              (66,343)                   (177,439)
     Increase in deferred costs                                                        (640,542)                   (514,079)
     Increase in prepaid royalties and patent license fees                             (163,566)                    (64,996)
     Increase in prepaid expenses and other current assets                              (72,664)                    (68,537)
     Increase in other assets                                                           (83,434)                     (6,697)
     Decrease in advances to officers                                                        --                      65,972
     Increase in accounts payable                                                     1,206,426                     555,346
     Increase in accrued liabilities                                                     31,844                     346,895
     Decrease in payroll taxes payable                                                       --                    (63,079)
     Increase in deferred revenue                                                       916,806                   2,283,861
                                                                                     ----------                  ----------
             Net cash used in operating activities                                   (3,321,233)                 (1,298,322)
                                                                                     ----------                  ----------
Cash flows from investing activities:
  Purchase of fixed assets                                                             (323,511)                   (109,108)
  Convertible notes receivable                                                         (325,000)                         --
  Note receivable                                                                      (237,000)                         --
                                                                                     ----------                  ----------
             Net cash used in investing activities                                     (885,511)                   (109,108)
                                                                                     ----------                  ----------
Cash flows from financing activities:
  Net proceeds from initial public offering                                                  --                   6,255,017
  Proceeds from issuance of promissory notes and
    warrants                                                                                 --                   1,000,000
  Proceeds from sale of warrant to underwriter                                               --                         150
  Repayment of promissory notes                                                              --                  (1,000,000)
  Repayment of notes payable to stockholders                                                 --                     (75,000)
  Proceeds from notes payable to stockholders                                                --                     357,583
                                                                                     ----------                  ----------
             Net cash provided by financing activities                                     --                     6,537,750
                                                                                     ----------                  ----------
             Net (decrease) increase in cash                                       $ (4,206,744)                  5,130,320
Cash at beginning of year                                                             5,135,260                       4,940
                                                                                    -----------                  ----------
Cash at end of year                                                                $    928,516                   5,135,260
                                                                                     ==========                   =========

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                     Years ended December 31, 1995 and 1994


                                                         1995           1994
                                                         ----           ----
Supplemental disclosures:
  Interest paid during the period                     $      --        96,089
                                                        =======       =======
  Income taxes paid during the period                 $     500           729
                                                        =======       =======
Noncash financing activities -
  Conversion of notes payable to stockholders
  to common stock and warrants                        $      --       650,034
                                                        =======       =======
Deferred compensation arising from grant of
  stock options and warrants                          $ 285,000            --
                                                        =======       =======



See accompanying notes to consolidated financial statements.

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1995 and 1994

(1)    Business

       Global Telecommunication Solutions, Inc., ("the Company") was incorporated on December 23, 1992 and is engaged in the designing, developing and marketing of prepaid phone/debit cards featuring licensed, promotional and standard graphics. The Company also provides card users access to long distance service through its switching facilities and long distance network arrangements. The Company has entered into marketing arrangements with various companies that have established distribution channels pursuant to which these entities will promote and market certain of the Company's prepaid phone cards.

       The majority of the Company's customers are distributors, dealers of phone cards, individuals desirous of licensed graphic prepaid phone cards as collectibles and corporations and other entities desirous of customized prepaid phone cards for promotional use. Accounts receivable arise in the normal course of the Company's business of selling prepaid phone cards primarily to such customers.

(2)    Summary of Significant Accounting Policies

       (a)    Revenue and Cost Recognition

              Substantially all the prepaid phone cards sold by the Company are non-refundable and have expiration dates ranging from twelve to eighteen months. The Company records deferred revenue related to the sale of calling time when cards are sold and recognizes revenue as the ultimate customer utilizes calling time. Revenue related to the premium received for cards featuring licensed graphics, if any, is recognized at the time the card is sold. Deferred revenue relating to unused calling time remaining at each card's expiration is recognized as revenue at the expiration date.

              The Company's primary costs of its prepaid phone cards include the cost of design and manufacturing of the cards, royalties incurred under license agreements, long distance carrier fees for handling the traffic generated by use of the prepaid phone cards and switch administration fees. Costs are expensed as incurred, except the cost of design and manufacturing of the card and switch activation fees, which are deferred and expensed when the related revenue is recognized.

       (b)    Inventory

              Inventory consists of phone cards and is stated at the lower of cost or market, with cost determined using the average cost method.

       (c)    Prepaid Royalties

              The Company has licensing agreements which allow the Company to use images owned by the licensors (logos, names, designs, etc.) on the Company's prepaid phone cards in exchange for royalty payments calculated as a percentage of the net sales of such cards. The agreements usually require a nonrefundable partial payment of the royalties in advance and provide for minimum guaranteed royalty payments. The prepaid royalties are expensed as the related cards are sold. If minimum royalties are less then anticipated revenues under any license, the excess royalty is expensed immediately. The agreements also generally provide for nonexclusive rights to the licensor's images, are for one to five-year terms and expire at varying dates through 2000.

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

              As of December 31, 1995, the amount of unpaid guaranteed minimum royalties under licensing arrangements amounted to $176,500. Of that amount, $67,000 is due during 1996, $84,500 in 1997 and $25,000 in 1998. Certain of the licensing agreements were assigned to the Company from a related affiliate.

       (d)    Fixed Assets

              Fixed assets are stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets, five years for telephone switches and seven years for office equipment and furniture.

       (e)    Income Taxes

              Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (f)    Loss Per Share

              Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4:D, stock issued and stock options and warrants granted during the twelve-month period preceding the date of the Company's initial public offering ("IPO") have been included in the calculation of weighted average shares of common stock outstanding for the nine months ended September 30, 1994, which was the interim period included in the IPO prospectus, even though the impact of such incremental shares was antidilutive.

              Common stock equivalents were not included in the calculation of weighted average common shares outstanding for the year ended December 31, 1995 and three months ended December 31, 1994 since their effect would be to decrease net loss per share.

              References to the number of shares and all per share data have been restated for all periods to reflect the 3,000 to one stock split in June 1994 (see note 9).

       (g)    Use of Estimates

              Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

       (h)    Fair Value of Financial Instruments

              The carrying amounts of financial instruments approximate fair value because of the short maturity of those instruments.

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       (i)    Foreign Currency Translation

              Assets and liabilities of the Company's foreign subsidiaries have been translated at rates of exchange at the end of the period. Revenues, costs and expenses have been translated at average exchange rates in effect during each reporting period. Gains and losses resulting from foreign currency translations are included in income while translation adjustments resulting from translation of financial statements are reported separately as a component of stockholders' equity.

(3)    Initial Public Offering

       On December 14, 1994, pursuant to its initial public offering the Company sold 1,500,000 shares of common stock at $5.00 per share and 1,725,000 redeemable warrants at $.10 per warrant and received net proceeds of $6,255,017, after deducting expenses relating to the offering amounting to $1,417,483.

       Each warrant entitles the holder to purchase one share of common stock at a price of $4.00, subject to adjustment in certain circumstances, at any time commencing June 14, 1995 through December 14, 1999. The warrants are redeemable by the Company at any time after becoming exercisable, upon notice of not less than 30 days, at a price of $.10 per warrant, provided that the closing bid quotation of the common stock on all 20 trading days ending on the third day prior to the day on which the Company gives notice has been at least 187.5% of the then effective exercise price of the warrants.

       In addition, the Company sold to the underwriter for an aggregate of $150, warrants to purchase up to 150,000 shares of common stock at a purchase price of $8.05 per share and/or 150,000 warrants at a purchase price of $.161 per warrant. Such warrants being exercisable at $4 per warrant through December 14, 1999.

(4)    Private Placement

       In July 1994, the Company through a private placement offering sold 20 units, each consisting of $50,000 principal amount of 10% unsecured promissory notes and warrants to purchase 50,000 shares of common stock. A portion of the proceeds from the offering was used to repay principal on notes payable to stockholder and related interest totaling $80,000. In December 1994, the principal and accrued interest on the notes aggregating $1,040,548 was paid from the proceeds of the Company's initial public offering. The terms of the warrants, including redemption terms, are identical to those issued pursuant to the Company's initial public offering (see note 3). The Company had estimated the value of the warrants to be $50,000 at the time of issue and, accordingly, had reflected this amount as a component of equity and recorded an unamortized discount on the promissory notes, which was expensed in 1994 when the notes were repaid.

(5)    Convertible Notes Receivable and Note Receivable

       In March and May 1995, the Company advanced $200,000 and $125,000, respectively, to Fone America, Inc. evidenced by convertible promissory notes bearing interest at 10% per annum. The principal and accrued interest thereon was due and payable on June 23, 1995 and July 14, 1995, respectively. The Company has the option of converting any part of the principal into shares of Fone America's common stock on the basis of two shares for each $1.00 of principal.

       In November 1995, the Company advanced $237,000 to Global Link Teleco Corporation (Global Link) evidenced by a promissory note and guaranteed by certain stockholders of Global Link. As a result of the consummation of the merger on February 29, 1996 (note 12), the guaranty was terminated.

(6)    Notes Payable to Stockholders

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


       Notes payable to stockholders were due on demand and bore interest at 8% per annum. Interest expense related to these notes for the year ended December 31, 1994 was $25,312. On September 9, 1994 all of the then outstanding notes payable to stockholders and the accrued interest, related to the notes as of that date, were converted into shares of common stock and warrants at the rate of one share of common stock and one conversion warrant for each $3.00 of debt. As a result of this transaction, $650,034 of notes payable to stockholders and related accrued interest were converted into 216,678 shares of common stock and 216,678 warrants that entitle the holder to purchase one share of common stock for $4.00. The terms of the warrants, including redemption terms, are identical to those issued pursuant to the Company's initial public offering (see note 3).

(7)    Income Taxes

       Income tax expense consists of the following for the years ended December 31, 1995 and 1994:
                                    1995                       1994
                                    ----                       ----
       Current:
              Federal              $  --                         --
              State                  500                        500
                                    ----                        ---
                                     500                        500
       Deferred income tax            --                         --
                                    ----                        ---
                                   $ 500                        500
                                    ====                        ===


       The actual income tax expense differs from the "expected" tax benefits for 1995 and 1994, computed by applying the U.S. Federal corporate tax rate of 34 percent to loss before income taxes, as follows:


                                                           1995         1994
                                                           ----         ----
       Computed "expected" tax benefit                $(1,009,671)    (661,649)
       Increase (reduction) in income taxes
       resulting from:
         State income taxes, net of Federal benefit           330          330
         Increase in valuation allowance                  990,689      652,504
         Other                                             19,152        9,315
                                                       ----------     --------
                                                      $       500          500
                                                       ==========     ========


       The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 is as follows:
                                                           1995         1994
                                                           ----         ----
       Deferred tax assets:
         Benefit of net operating loss carryforward   $ 1,756,952      159,864
         Allowance for uncollectible
             accounts receivable                           56,100        7,140
         Deferred revenue, net of related
             deferred costs                                21,278      680,569
         Deferred compensation                             28,164         --
         Less: valuation allowance                     (1,836,279)    (845,590)
                                                        ---------      -------
                  Net deferred tax asset                   26,214        1,983
       Deferred tax liabilities:
         Depreciation on fixed assets                     (16,113)      (1,983)
         Other                                            (10,101)         --
                                                        ---------      -------
                  Net deferred income taxes            $     --            --
                                                        =========      =======

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences or net operating loss carryforwards become deductible. Management considers scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies which can be implemented by the Company in making this assessment. Based upon the Company's historical operating losses and scheduled reversal of deferred tax liabilities, the Company has established a valuation allowance of approximately $1,836,000 at December 31, 1995. The Company's tax operating loss carryforwards of approximately $5,167,000 expire in the years 2008 through 2010.

       The availability of the net operating loss carryforwards to offset income in future years may be restricted if the Company undergoes an ownership change, which may have occurred or which may occur as a result of sales of Company stock and other events.

(8)    Commitments

       (a)    Leases

              The Company leases certain office space and equipment under operating leases which expire through 2000. Minimum future rental payments under such leases as of December 31, 1995 are as follows:

               Year ending December 31              Amount

                        1996                      $ 214,700
                        1997                        204,200
                        1998                        189,400
                        1999                        190,100
                        2000                        190,100
                                                    -------
                                                  $ 988,500

         (b)      Employment Agreements

                  The Company has entered into employment agreements with six officers of the Company which provide for aggregate base salaries of $650,000 a year. The agreements which expire on varying dates, also provide for annual bonuses, as determined by the Board of Directors, and covenants not-to-compete during the employment term and for two years thereafter.

         (c)      Interconnect Arrangements

                  The Company's arrangements with long distance service providers obligate the Company to generate certain minimum monthly or annual usage through each network and, if not attained, the Company is subject to underutilization charges. No such charges were incurred through December 31, 1995.

                  The Company is obligated to provide access to long distance telephone services through its switches for issued cards. The costs related to the potential utilization of the minutes sold have not been accrued in the accompanying financial statements, but are expensed as incurred.

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(9)      Common Stock

         In July 1994, the Company declared a 3,000-for-one common stock split. In addition, the Company restated its Certificate of Incorporation to increase 1,000 shares of common stock without par value to 15,000,000 authorized shares with a par value of $.01 per share. These changes resulted in a decrease in common stock and a corresponding increase in additional paid-in capital of $85,000. All per share data and references to number of shares have been restated to reflect these changes.

         In December 1994, an officer of the Company contributed 75,000 shares of common stock to the Company which was subsequently retired.

(10)     Stock Options

         The Company has reserved 1,500,000 shares of unissued common stock under its 1994 incentive and nonqualified stock option plan ("1994 Plan"). The 1994 Plan authorizes the granting of stock options, restricted stock awards, deferred stock awards and stock appreciation rights to key employees, officers, directors and consultants. All qualified stock options which will be granted by the Company, with the exception of those options granted to persons holding more than ten percent of the voting common stock in the Company on the date of grant, expire ten years after grant and are issued at exercise prices which are not less than the fair market value of the common stock on the date of grant. Qualified options granted to persons holding more than ten percent of the voting common stock of the Company on the date of grant expire five years after grant and are issued at exercise prices which are not less than 110 percent of the fair market value of the stock on the date of grant. Nonqualified stock options granted under the 1994 Plan may be granted at any price determined by the Board of Directors, however, the price may not be less than the fair market value of the common stock on the date of grant. Stock options vest over a period determined by the Board of Directors. The 1994 Plan contains certain change in control provisions, which include those that could cause options to become immediately exercisable.

         A summary of activity under the 1994 Plan is as follows:


                                          Number            Option price
                                         of Shares            per share
                                         ---------          ------------
Options granted in 1994                   202,000               $5.00
                                          -------
Outstanding at December 31, 1994          202,000               $5.00

Granted                                   306,000            $4.75-6.00

Canceled                                  (64,000)              $5.00
                                          -------
Outstanding at December 31, 1995          444,000            $4.75-6.00
                                          =======

         At December 31, 1995, 109,000 options were exercisable and options to purchase 1,056,000 shares were available for future grant.

         In October 1994, the Board of Directors granted to certain officers and/or directors immediately exercisable ten-year options to purchase 75,000 shares of common stock at an exercise price of $3.33 per share.

         In March 1995, the Company granted non-qualified options to purchase 100,000 shares of common stock at an exercise price of $5.00 per share to an officer of the Company. The options

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         will vest 33 1/3% per annum commencing March 20, 1996 and will remain exercisable for a period of five years from the date of vesting.

         In April 1995, the Board of Directors granted to certain consultants nonqualified stock options to purchase an aggregate of 7,500 shares of common stock at an exercise price of $5.50 per share. Such options are immediately exercisable and expire five years from date of grant.

(11)     Deferred Compensation

         (a)      Consulting Agreement

                  In February 1995, the Company entered into consulting agreements with two of the Company's stockholders, pursuant to which the stockholders will provide consulting services to the Company for a two-year period ending February 1997. As consideration for these services, the Company issued options to purchase 100,000 shares of common stock at $4.75 per share to each stockholder. These options became exercisable in February 1996 and remain exercisable for a period of five years from the date of vesting. The estimated fair market value of these options of $168,000 was recorded as deferred compensation and the Company has recorded compensation expense of $73,500 to date.

         (b)      Warrants

                  In April and October 1995, the Company issued five-year warrants to Whale Securities Co., L.P. (Whale) to purchase an aggregate of 100,000 shares of common stock at $5.00 per share in consideration for providing the Company the right of first refusal to pursue any prospective acquisition target in the phone card industry that Whale identifies through February 1998. The estimated fair market value of these warrants of $117,000 was recorded as deferred compensation and the Company has recorded an expense of $14,335 to date.

(12)     Subsequent Events

         (a)      Acquisition

                  On February 29, 1996, the Company through a wholly owned subsidiary acquired all the issued and outstanding common stock of Global Link, which designs, develops and markets prepaid phone/debit cards, through retail telephone calling centers as well as through distribution arrangements pursuant to an Agreement and Plan of Merger dated January 18, 1996. The acquisition will be accounted for as a purchase. Accordingly, the acquired assets and liabilities will be recorded at their estimated fair values at the date of acquisition and the operating results of Global Link will be included in the accompanying consolidated statement of operations from the acquisition date.

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

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                  The acquisition resulted in goodwill of $18,379,000, based on a preliminary allocation of purchase price, calculated as follows:

                  Fair market value of common stock issued      $11,040,000
                  Fair value of liabilities assumed              11,085,000
                  Fair value of assets acquired                  (4,196,000)
                  Acquisition related costs                         450,000
                                                                 ----------
                           Goodwill                             $18,379,000
                                                                 ==========

                  The  following   unaudited   combined  pro  forma  information
                  reflects the results of operations assuming the acquisition of Global Link had been made at the beginning of the respective years.
                                                         Year Ended
                                                         December 31,
                                                    1995             1994
                                                    ----             ----
                     Net sales                   $11,711,000       3,882,000

                     Net loss                     (7,251,000)     (3,781,000)

                     Net loss per share                (1.48)          (1.02)
                                                  ==========       ---------

                  Pro forma adjustments include recording amortization expense on goodwill and the elimination of interest expense on debt of Global Link repaid in connection with the acquisition.

                  The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase been made at the beginning of the respective years, or of results which may occur in the future.

         (b)      Private Placement Memorandum

                  In March 1996, the Company circulated a private placement memorandum regarding a proposed sale of 600,000 shares of the Company's common stock and 1,200,000 warrants for a maximum amount of $3,000,000.