Form 10QSB/A
period 1996-03-31
GLOBAL TELECOMMUNICATION SOLUTIONS INC
filed 1996-09-06
CIK 925004

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                 FORM 10-^ QSB/A



(Mark One)

    (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended       March 31, 1996


    (  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT

         For the transition period from __________ to __________


                         Commission file number 1-13478


                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                   Delaware                             13-3698386
        -------------------------------              ------------------
        (State or other jurisdiction of                (IRS Employer
         incorporation or organization)              Identification No.)

                     40 Elmont Road, Elmont, New York 11003
                     --------------------------------------
                    (Address of principal executive offices)

                                 (516) 326-1940
                            -------------------------
                           (Issuer's telephone number)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 17, 1996, there were 5,512,801 shares of common stock outstanding.

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
                                                                          Page
Part I.  Financial Information

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets - March 31, 1996 and December
         31, 1995........................................................   3

         Consolidated Statements of Operations - Three months ended
         March 31,
         1996 and 1995...................................................    4

         Consolidated Statements of Cash Flows - Three months ended
         March 31,
         1996 and 1995...................................................    5

         Notes to Consolidated Financial Statements......................    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and
         Results of Operations...........................................  8-9

Part II  Other Information

         Item 1-6 Other Information......................................   10

         Signatures......................................................   11

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.

                           Consolidated Balance Sheets

Assets                                                         March 31,        December 31,
- ------                                                           1996                1995
                                                             (unaudited)
Current assets:
  Cash and cash equivalents                                $   899,508          $  928,516
  Accounts receivable, less allowance for doubtful
    accounts of $285,000 and $165,000 in 1996 and 1995       2,580,781           3,508,250
  Inventory                                                    390,670             268,874
  Deferred costs                                             1,282,545           1,235,972
  Convertible note receivable                                  325,000             325,000
  Note receivable                                                  --              237,000
  Prepaid royalties and patent license fees                    286,985             292,911
  Prepaid expenses and other current assets                    298,207             155,008
                                                             ---------           ---------
                  Total current assets                       6,063,696           6,951,531
                                                             ---------           ---------
Goodwill, net                                               18,860,494                --
Fixed assets, net                                            1,776,678             428,381
Deferred financing fees, net                                    70,495                --
Other assets                                                   232,665             102,052
                                                            ----------           ---------
                  Total assets                             $27,004,028          $7,481,964
                                                            ==========           =========
Liabilities and Stockholders' Equity
- ------------------------------------
Current liabilities:
  Accounts payable                                           3,767,842           1,819,813
  Accrued liabilities                                        1,160,034             491,488
  Deferred revenue                                           5,437,367           3,513,909
  Sales and excise tax liability                               879,674                 --
  Amounts payable to related party                             738,659                 --
                                                            ----------           ---------
                  Total current liabilities                 11,983,576           5,825,210
                                                            ----------           ----------
  Amounts payable to related party, long-term                  715,971                --

Convertible notes payable                                    2,800,000                --
                                                            ----------           ---------
                  Total liabilities                         15,499,547           5,825,210
                                                            ==========           =========
  Preferred stock, $.01 par value, authorized 1,000,000
    shares; none issued                                          --                   --
  Common stock, $.01 par value, authorized 15,000,000
    shares; issued and outstanding 4,912,801 and
    3,141,678 shares, respectively                              49,128              31,417
  Additional paid-in capital                                18,730,561           7,308,784
  Deferred compensation                                       (498,498)           (197,165)
  Accumulated deficit                                       (6,674,053)         (5,486,282)
  Common stock subscription receivable                        (100,000)               --
  Cumulative foreign currency translation adjustment            (2,657)               --
                                                            ----------          ----------
         Total stockholders' equity                         11,504,481           1,656,754
                                                            ----------          ----------
         Total liabilities and stockholders equity         $27,004,028         $ 7,481,964
                                                            ==========          ==========

See accompanying notes to consolidated financial statements.

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.

                      Consolidated Statements of Operations
                                   (Unaudited)

                                           Three months ended March 31,
                                          -----------------------------
                                              1996              1995
                                              ----              ----
Net sales                                 $ 1,327,710       $  484,649
Cost of sales                               1,013,556          563,761
                                            ---------        ---------
     Gross profit (loss)                      314,154          (79,112)
                                            ---------        ---------
Selling and marketing expenses                534,731          262,183
General and administrative expenses           970,949          403,138
                                            ---------        ---------
     Operating expenses                     1,505,680          665,321
                                            ---------        ---------
     Operating loss                        (1,191,526)        (744,433)

Investment income                              19,581           57,379
Interest expense                              (17,226)            --
Other                                           1,400             --
                                           ----------        ---------
     Loss before income taxes              (1,187,771)        (687,054)

Income tax expense                               --                --
                                           ----------        ---------
     Net loss                             $(1,187,771)      $ (687,054)
                                           ==========         ========
Net loss per share                        $      (.32)      $     (.22)
                                           ==========         ========

Weighted average shares of common
stock and common stock equivalents          3,764,490        3,141,678
                                           ==========        =========


See accompanying notes to consolidated financial statements.

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                 Three months ended March 31,
                                                                ------------------------------
                                                                     1996              1995
                                                                     ----              ----
Cash flows from operating activities:
  Net loss                                                       $(1,187,771)      $ (687,054)
  Adjustments to reconcile net loss to net cash
     provided by or used in operating activities:
  Depreciation and amortization                                      141,418            7,017
  Deferred compensation                                               98,667             --
  Amortization of deferred financing costs                             1,699             --
  Changes in operating assets and liabilities, net of
     effects of acquisition:
  (Increase) decrease in accounts receivable                       1,883,903         (288,761)
  Increase in inventory                                              (24,796)         (61,772)
  Increase in deferred costs                                         (46,573)         (95,148)
  (Increase) decrease in prepaid royalties and patent
     license fees                                                      5,926          (58,157)
  (Increase) decrease in prepaid expenses and other
     current assets                                                   12,096          (72,482)
  Increase in other assets                                                (9)            --
  Decrease in accounts payable                                      (319,765)         (99,552)
  Increase in accrued liabilities                                    134,813           71,364
  Increase in sales and excise taxes payable                         153,045             --
  Increase (decrease) in deferred revenue                            (74,688)         393,054
                                                                    --------          -------
    Net cash provided by (used in) operating activities              777,965         (891,491)
                                                                    --------          -------
Cash flows from investing activities:
  Purchases of fixed assets                                          (57,851)         (18,697)
  Convertible note receivable                                           --           (200,000)
  Cash acquired in excess of cash payment for acquisition             54,190             --
                                                                    --------          -------
    Net cash used in investing activities                             (3,661)        (218,697)
                                                                    --------          -------
Cash flows from financing activities:
  Payment of notes payable to related party                         (550,000)            --
  Increase in notes receivable from Global Link prior to merger     (250,655)            --
                                                                    --------          -------
    Net cash used in financing activities                           (800,655)            --
                                                                    --------          -------
Effects of exchange rate changes on cash                              (2,657)            --
                                                                    --------          -------
    Net decrease in cash                                             (29,008)      (1,110,188)

Cash and cash equivalents at beginning of period                     928,516        5,135,260
                                                                    --------        ---------
Cash and cash equivalents at end of period                          $899,508       $4,025,072
                                                                     =======        =========
Supplemental disclosures:
  Interest paid during the period                                   $   --         $     --
                                                                     =======         ========
Income taxes paid during the period                                 $   --         $      500
                                                                     =======         ========
Non-cash investing and financing activities:
  Issuance of common stock in connection with acquisition        $11,039,488       $     --
                                                                  ==========         ========
  Deferred compensation arising from grant of warrants           $   400,000       $     --
                                                                  ===========        ========

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

         The acquisition resulted in goodwill of $18,965,860, based on an allocation of purchase price, calculated as follows:

            Fair market value of common stock issued      $11,039,488
            Fair value of liabilities assumed              10,718,587
            Fair value of assets acquired                  (3,242,215)
            Acquisition related costs                         450,000
                                                           ----------
                           Goodwill                       $18,965,860

         The following unaudited combined pro forma information reflects the results of operations assuming the acquisition of Global Link had been made at the beginning of the respective periods.

                                          Three Months Ended March 31,
                                           1996                1995
                                           ----                ----
                Net sales               $ 2,691,000         $ 2,120,000
                Net loss                 (1,997,000)         (1,228,000)
                Net loss per share      $      (.41)        $      (.25)

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

(4)      Private Placement

         In May 1996, the Company sold through a private placement 600,000 shares of the Company's common stock and 1,200,000 warrants for $3,000,000. Each warrant entitles the holder to purchase one share of common stock. In connection with this private placement, the Company issued a warrant to Whale Securities Co., L.P., the placement agent agent ("Whale"), to purchase, through May 10, 2001, up to 60,000 shares of common stock and 120,000 warrants for $5.00 per each share of common stock and two warrants.

(5)      Warrants


         In January 1996, the Company issued five-year warrants to Whale and/or its designees to purchase an aggregate of 200,000 shares of common stock at $5.125 per share in consideration for consulting services for a period of one year. The estimated fair market value of these warrants of $400,000 was recorded as deferred compensation and the Company has recorded an expense of $66,666 to date.

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

         Selling and marketing expenses were $534,731 for three months ended March 31, 1996 compared to $262,183 for the three months ended March 31, 1995, an increase of $272,548 or 104.0%. Approximately $125,344 or 47.8% of this increase is attributable to the Global Link acquisition. The remaining increase of $136,839 or 56.2% is primarily a result of hiring additional marketing and sales personnel and an increase in commissions incurred pursuant to certain arrangements with unaffiliated third parties for the marketing and advertisement of the Company's prepaid phone cards.

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


   ^ None


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



Dated: ^ September 5, 1996

                                       GLOBAL TELECOMMUNICATION SOLUTIONS, INC.


                                        By: /s/ Maria Bruzzese
                                            -------------------------------
                                            Maria Bruzzese, Chief
                                            Financial Officer