Form 10-Q/A
period 1996-06-30
GLOBAL TELECOMMUNICATION SOLUTIONS INC
filed 1996-09-27
CIK 925004

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A


(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from          to

                         Commission file number 1-13478


                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
        (Exact name of small business issuer as specified in its charter)

                   Delaware                                  13-3698386
         -------------------------------                -------------------
         (State or other jurisdiction of                (IRS Employer
         incorporation or organization)                  Identification No.)

                    40 Elmont Road, Elmont, New York 11003
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (516) 326-1940
                           ---------------------------
                           (Issuer's telephone number)


             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 9, 1996, there were 5,512,801 shares of common stock outstanding.

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES


Part I.  Financial Information

Item 1.  Consolidated Financial Statements
                                                                          Page
         Consolidated Balance Sheets - June 30, 1996 (unaudited)
         and December 31, 1995...........................................    3

         Consolidated Statements of Operations - Six and three
         months ended June 30, 1996 and 1995 (unaudited).................    4

         Consolidated Statements of Cash Flows - Six months ended
         June 30, 1996 and 1995 (unaudited)..............................    5

         Notes to Consolidated Financial Statements......................    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................    9


Part II  Other Information

Item 1-6 Other Information...............................................   12

         Signatures......................................................   13

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                          June 30,            December 31,
                                                                            1996                  1995
                                                                         -----------          ------------
Assets                                                                   (unaudited)
Current assets:
  Cash and cash equivalents                                             $ 1,484,055            $  928,516
  Accounts receivable, less allowance for doubtful
    accounts of $284,000 and $165,000 in 1996 and 1995                    3,168,669             3,508,250
  Inventory                                                                 231,105               268,874
  Deferred costs                                                          1,189,398             1,235,972
  Convertible notes receivable                                              325,000               325,000
  Note receivable                                                              --                 237,000
  Prepaid royalties and patent license fees                                 278,479               292,911
  Prepaid expenses and other current assets                                 245,546               155,008
                                                                         ----------             ---------
                  Total current assets                                    6,922,252             6,951,531
                                                                         ----------             ---------
Goodwill, net                                                            18,544,397                  --
Fixed assets, net                                                         1,990,530               428,381
Deferred financing fees, net                                                 65,399                  --
Other assets                                                                250,839               102,052
                                                                         ----------             ---------
                  Total assets                                          $27,773,417            $7,481,964
                                                                         ==========             =========
Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                        3,372,214             1,819,813
  Accrued liabilities                                                     1,011,027               491,488
  Deferred revenue                                                        5,578,248             3,513,909
  Sales and excise tax liability                                          1,090,058                  --
  Amounts payable to related party                                          977,315                  --
  Capital lease obligation, current                                          50,935                  --
                                                                         ----------             ---------
                  Total current liabilities                              12,079,797             5,825,210
                                                                         ----------             ---------
Amounts payable to related party, long-term                                 477,315                  --
Capital lease obligation, long-term                                          65,511                  --
Convertible notes payable                                                 2,800,000                  --
                                                                         ----------             ---------
                  Total liabilities                                     $15,422,623            $5,825,210
                                                                         ==========             =========
Stockholders' equity:
  Preferred stock, $.01 par value, authorized 1,000,000
    shares; none issued                                                        --                    --
  Common stock, $.01 par value, authorized 15,000,000
    shares; issued and outstanding 5,512,801 and
    3,141,678 shares, respectively                                           55,128               31,417
  Additional paid-in capital                                             21,380,919            7,308,784
  Deferred compensation                                                    (366,498)            (197,165)
  Accumulated deficit                                                    (8,610,139)          (5,486,282)
  Common stock subscription receivable                                     (100,000)                --
  Cumulative foreign currency translation adjustment                         (8,616)                --
                                                                         ----------            ---------
                  Total stockholders' equity                             12,350,794            1,656,754
                                                                         ----------            ---------
                  Total liabilities and stockholders equity             $27,773,417           $7,481,964
                                                                         ==========            =========

See accompanying notes to consolidated financial statements.

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                       Six months ended                         Three months ended
                                                          June 30,                                    June 30,
                                              --------------------------------           --------------------------------
                                                  1996                 1995                    1996                 1995
                                                  ----                 ----                    ----                 ----
Net sales                                     $ 4,459,356          $ 1,265,346             $ 3,131,646         $  780,697
Cost of sales                                   3,387,048            1,256,684               2,373,492            692,923
                                                ---------            ---------               ---------          ---------
     Gross profit                               1,072,308                8,662                 758,154             87,774
                                                ---------            ---------               ---------          ---------
Selling and marketing expenses                  1,292,376              515,363                 757,645            253,180
General and administrative expenses             2,863,035              950,246               1,892,086            547,108
                                                ---------            ---------               ---------          ---------
     Operating expenses                         4,155,411            1,465,609               2,649,731            800,288
                                                ---------            ---------               ---------          ---------
     Operating loss                            (3,083,103)          (1,456,947)             (1,891,577)          (712,514)

Investment income                                  41,154              113,044                  21,573             55,665
Interest expense                                  (87,508)                --                  (70,282)               --
Other                                               5,600               (3,770)                  4,200             (3,770)
                                                ---------            ---------               ---------          ---------
     Loss before income taxes                  (3,123,857)          (1,347,673)             (1,936,086)          (660,619)

Income tax expense                                   --                   --                      --                 --
                                                ---------            ---------               ---------          ---------
     Net loss                                 $(3,123,857)         $(1,347,673)            $(1,936,086)        $ (660,619)

Net loss per share                            $      (.69)         $      (.43)            $      (.37)        $     (.21)
                                                =========            =========               =========          =========
Weighted average shares of common
  stock and common stock equivalents            4,506,228            3,141,678               5,247,966          3,141,678
                                                =========            =========               =========          =========

See accompanying notes to consolidated financial statements.

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                        Six Months Ended June 30,
                                                                                ---------------------------------
                                                                                    1996                 1995
                                                                                    ----                 ----
Cash flows from operating activities:
  Net loss                                                                      $(3,123,857)         $(1,347,673)
  Adjustments to reconcile net loss to net cash provided by or used in operating activities:
    Depreciation and amortization                                                   556,876               15,868
    Deferred compensation                                                           230,667               33,833
    Amortization of deferred financing costs                                          6,795                 --
  Changes in operating assets and liabilities, net of effects of acquisition:
    (Increase) decrease in accounts receivable                                    1,296,015             (684,012)
    (Increase) decrease in inventory                                                134,769              (77,335)
    (Increase) decrease in deferred costs                                            46,574             (316,935)
    (Increase) decrease in prepaid royalties and patent license fees                 14,432              (61,225)
    (Increase) decrease in prepaid expenses and other current assets                 64,757              (73,475)
    Increase in other assets                                                        (18,183)              (5,823)
    Increase (decrease) in accounts payable                                        (715,393)             124,770
    Increase (decrease) in accrued liabilities                                      (14,192)             227,481
    Increase in sales and excise taxes payable                                      363,427                 --
    Increase (decrease) in deferred revenue                                          66,193              852,829
                                                                                 ----------           ----------
                  Net cash used in operating activities                          (1,091,120)          (1,311,697)
                                                                                 ----------           ----------
Cash flows from investing activities:
  Purchases of fixed assets                                                        (222,214)            (188,673)
  Convertible notes receivable                                                         --               (325,000)
  Cash acquired in excess of cash payment for acquisition                            54,190                 --
                                                                                 ----------           ----------
                  Net cash used in investing activities                            (168,024)            (513,673)
                                                                                 ----------           ----------
Cash flows from financing activities:
  Net proceeds from issuance of common stock and warrants                         2,656,358                 --
  Payment of notes payable to related party                                        (550,000)                --
  Increase in notes receivable from Global Link prior to merger                    (250,655)                --
  Payments on capital lease obligations                                             (32,404)                --
                                                                                 ----------           ----------
                  Net cash provided by financing activities                       1,823,299                 --
                                                                                 ----------           ----------
Effects of exchange rate changes on cash                                             (8,616)                --
                                                                                 ----------           ----------
                  Net increase (decrease) in cash                                   555,539           (1,825,370)

Cash and cash equivalents at beginning of period                                    928,516            5,135,260
                                                                                 ----------           ----------
Cash and cash equivalents at end of period                                      $ 1,484,055          $ 3,309,890
                                                                                 ==========           ==========
Supplemental disclosures:
  Interest paid during the period                                               $      --           $       --
                                                                                 ==========           ==========
Income taxes paid during the period                                             $      --           $       --
                                                                                 ==========           ==========
Non-cash investing and financing activities:
  Issuance of common stock in connection with acquisition                       $11,039,488          $      --
                                                                                 ==========           ==========
  Deferred compensation arising from grant of warrants                          $   400,000          $      --
                                                                                 ==========           ==========
  Capital lease obligations incurred to acquire fixed assets                    $   148,850          $      --
                                                                                 ==========           ==========


See accompanying notes to consolidated financial statements.

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                  June 30, 1996

(1)      Business and Basis of Presentation

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

                                             Six Months Ended June 30,
                                          ------------------------------
                                              1996               1995
                                              ----               ----
                Net sales                 $ 5,959,000        $ 5,286,000
                Net loss                   (3,806,000)        (2,710,000)
                Net loss per share        $      (.75)       $      (.55)

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

(6)      Amounts Payable to Related Parties

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

(9)      Convertible Notes Receivable

         In March and May 1995, the Company advanced $200,000 and $125,000, respectively, to Fone America, Inc. (Fone) evidenced by convertible promissory notes bearing interest at 10% per annum. The principal and accrued interest thereon was due and payable on June 23, 1995 and July 14, 1995, respectively. Accrued interest at June 30, 1996 amounted to approximately $57,000. The Company has the option of converting any part of the principal into shares of Fone America's common stock on the basis of two shares for each $1.00 of principal. Fone has also agreed that, at the Company's option, Fone will repay the notes by allowing the Company to utilize services which Fone will provide. Such services consist of access to Fone's switching platforms, the utilization of Fone's network personnel and the sale and service of phone card vending machines. Management anticipates that the Company will utilize approximately $100,000 of these services from Fone in the fourth quarter of 1996 and the remaining balance of the principal and interest owed under the notes during the first of half of 1997. Based upon a review of Fone's financial statements, discussions with Fone and knowledge of the industry, management of the Company believes that Fone will continue to have the wherewithal to provide such services to the Company during such period.

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


Liquidity and Capital Resources

At June 30, 1996 the Company had cash and cash equivalents of $ 1,484,055 and a working capital deficit of $5,157,545 compared to 928,516 and $1,126,321, respectively, at December 31, 1995. This decrease in working capital was primarily a result of the assumption by the Company of certain obligations and other debt of Global Link in connection with the merger. Refer to Note 9 for a discussion on the collection of convertible notes receivable.


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

         None.


B.       Current Reports on Form 8-K

         Current Report on Form 8-K for event dated March 1, 1996 and amendment thereto.

                                   SIGNATURES

         In accordance with requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  September 27, 1996        GLOBAL TELECOMMUNICATION SOLUTIONS, INC.



                                  By: /s/ Maria Bruzzese
                                      --------------------------------------
                                      Maria Bruzzese, Chief Financial Officer