Form 10QSB
period 1996-09-30
GLOBAL TELECOMMUNICATION SOLUTIONS INC
filed 1996-11-19
CIK 925004

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended         September 30, 1996

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


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 8, 1996, there were 5,512,801 shares of common stock outstanding.

                               Page 1 of 15 Pages

                            Exhibit Index -- Page 14

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES



                                                                                                               Page
Part I.  Financial Information

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets - September 30, 1996 (unaudited) and December 31, 1995.............................   3

Consolidated Statements of Operations - Nine and three months ended September 30,
1996 and 1995 (unaudited)........................................................................................ 4

Consolidated Statements of Cash Flows - Nine months ended September 30, 1996
and 1995 (unaudited)..........................................................................................    5

Notes to Consolidated Financial Statements....................................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..................................................................................  9

Part II  Other Information

         Item 1-6 Other Information..........................................................................    12

         Signatures...........................................................................................   13

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets


Assets                                                             September 30,                December 31,
                                                                      1996                          1995
                                                                   -------------                -----------
                                                                   (unaudited)

  Current assets:
   Cash and cash equivalents                                         $  396,073                $   928,516
   Accounts receivable, less allowance for doubtful
     accounts of $284,000 and $165,000 in 1996 and 1995               4,121,771                  3,508,250
   Inventory                                                            300,606                    268,874
   Deferred costs                                                     1,063,634                  1,235,972
   Convertible notes receivable                                         325,000                    325,000
   Note receivable                                                         --                      237,000
   Prepaid royalties and patent license fees                            151,580                    292,911
   Prepaid expenses and other current assets                            270,654                    155,008
                                                                      ---------                 ----------
               Total current assets                                   6,629,318                  6,951,531
                                                                      ---------                 ----------
 Goodwill, net                                                       18,265,198                     --
 Fixed assets, net                                                    1,929,790                    428,381
 Deferred financing fees, net                                            60,303                     --
 Other assets                                                           285,826                    102,052
                                                                     ----------                 ----------
               Total assets                                         $27,170,435                 $7,481,964
                                                                    ===========                 ==========

           Liabilities and Stockholders' Equity

 Current liabilities:
   Accounts payable                                                   3,714,365                  1,819,813
   Accrued liabilities                                                  845,045                    491,488
   Deferred revenue                                                   5,925,633                  3,513,909
   Sales and excise tax liability                                     1,246,964                     --
   Amounts payable to related party                                   1,354,630                     --
   Capital lease obligation, current                                     53,221                     --
                                                                     ----------                 ----------
               Total current liabilities                             13,139,858                  5,825,210
                                                                     ----------                 ----------
 Capital lease obligation, long-term                                     52,139                     --

 Convertible notes payable                                            2,800,000                     --
                                                                     ----------                 ----------
               Total liabilities                                     15,991,997                  5,825,210
                                                                     ==========                 ==========

 Stockholders' equity:
   Preferred stock, $.01 par value, authorized
     1,000,000 shares; none issued                                        --                        --
   Common  stock,  $.01 par  value,  authorized
     15,000,000  shares;  issued and outstanding
     5,512,801 and 3,141,678 shares, respectively                       55,128                      31,417
   Additional paid-in capital                                       21,375,835                   7,308,784
   Deferred compensation                                              (234,498)                   (197,165)
   Accumulated deficit                                              (9,910,074)                 (5,486,282)
   Common stock subscription receivable                               (100,000)                     --
   Cumulative foreign currency translation adjustment                   (7,953)                     --
                                                                    -----------                 -----------
               Total stockholders' equity                           11,178,438                   1,656,754
                                                                    -----------                 -----------
               Total liabilities and stockholders equity           $27,170,435                 $ 7,481,964
                                                                   ===========                 ===========

          See accompanying notes to consolidated financial statements.

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)





                                                               Nine months ended                  Three months ended
                                                                 September 30,                       September 30,
                                                             1996              1995              1996             1995
                                                        ------------------------------      ----------------------------

Net sales                                                $ 8,412,887        $2,261,948        $3,816,531        $996,602
Cost of sales                                              5,973,124         2,131,868         2,586,076         875,184
                                                        ------------      ------------      ------------      ----------
    Gross profit                                           2,439,763           130,080         1,230,455         121,418
                                                        ------------      ------------      ------------      ----------
Selling and marketing expenses                             2,016,561           805,208           724,185         305,830
General and administrative expenses                        4,728,618         1,521,531         1,865,583         555,300
                                                        ------------      ------------      ------------      ----------
     Operating expenses                                    6,745,179         2,326,739         2,589,768         861,130
                                                          ----------      ------------      ------------      ----------
     Operating loss                                      (4,305,416)       (2,196,659)       (1,359,313)       (739,712)
Investment income                                             59,971           160,946            18,817          47,902
Interest expense                                           (188,147)                --         (100,639)              --
Other                                                          9,800               525             4,200           4,295
                                                      --------------    --------------     -------------     -----------
     Loss before income taxes                            (4,423,792)       (2,035,188)       (1,436,935)       (687,515)
Income tax expense                                          --                --                 --              --
                                                    ----------------  ----------------  ----------------     -----------
     Net loss                                           $(4,423,792)      $(2,035,188)      $(1,436,935)      $(687,515)
                                                        ===========       ===========       ===========       =========
Net loss per share                                   $         (.91)   $         (.65)   $         (.26)   $       (.22)
                                                     ==============    ==============    ==============     ============
Weighted average shares of common stock                    4,844,202         3,141,678         5,512,801       3,141,678
                                                         ===========       ===========      ============      ==========




          See accompanying notes to consolidated financial statements.

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                                1996                  1995

Cash flows from operating activities:
 Net loss                                                                                  $(4,423,792)          $(2,035,188)
 Adjustments to reconcile net loss to net cash provided by or used in operating activities:
     Depreciation and amortization                                                              965,304                27,432
     Deferred compensation                                                                      362,667                58,334
     Amortization of deferred financing costs                                                    11,891                    --
 Changes in operating assets and liabilities, net of effects of acquisition:
     (Increase) decrease in accounts receivable                                                 342,913             (538,827)
     (Increase) decrease in inventory                                                            65,268             (110,483)
     (Increase) decrease in deferred costs                                                      172,338             (348,454)
     (Increase) decrease in prepaid royalties and patent license fees                           141,331             (227,294)
     (Increase) decrease in prepaid expenses and other current assets                            39,649              (66,066)
     Increase in other assets                                                                  (53,170)              (83,527)
     Increase (decrease) in accounts payable                                                  (411,026)               695,897
     Increase (decrease) in accrued liabilities                                               (180,174)                96,656
     Increase in sales and excise taxes payable                                                 520,333                    --
     Increase in deferred revenue                                                               413,578               281,840
                                                                                           ------------          ------------
                  Net cash used in operating activities                                     (2,032,890)           (2,249,680)
                                                                                          ------------          ------------
 Cash flows from investing activities:
      Purchases of fixed assets                                                               (252,919)             (285,655)
      Convertible notes receivable                                                                   --             (325,000)
      Cash acquired in excess of cash payment for acquisition                                    54,190               --
                                                                                          -------------           -----------
                  Net cash used in investing activities                                       (198,729)             (610,655)
                                                                                          ------------            ------------
 Cash flows from financing activities:
      Net proceeds from issuance of common stock and warrants                                 2,651,274                    --
      Payment of notes payable to related party                                               (650,000)                    --
      Increase in notes receivable from Global Link prior to merger                           (250,655)                    --
      Payments on capital lease obligations                                                    (43,490)                    --
                                                                                         -------------             ----------
                  Net cash provided by financing activities                                   1,707,129                    --
                                                                                           ------------            ----------
      Effects of exchange rate changes on cash                                                  (7,953)                    --
                                                                                        --------------             ----------
                  Net decrease in cash                                                        (532,443)            (2,860,335)
      Cash and cash equivalents at beginning of period                                          928,516             5,135,260
                                                                                          -------------           -----------
      Cash and cash equivalents at end of period                                           $    396,073            $2,274,925
                                                                                           ============            ==========
 Supplemental disclosures:
      Interest paid during the period                                                     $     24, 225             $      --
                                                                                          =============             =========
      Income taxes paid during the period                                              $        --                  $      --
                                                                                       ================             =========
 Non-cash investing and financing activities:
      Issuance of common stock in connection with acquisition                              $11,039,488               $     --
                                                                                           ============              ========
      Deferred compensation arising from grant of warrants                                $    400,000               $     --
                                                                                          =============              ========
      Capital lease obligations incurred to acquire fixed assets                          $    148,850               $     --
                                                                                          =============              ========


          See accompanying notes to consolidated financial statements.

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                               September 30, 1996

(1)      Business and Basis of Presentation

         Business

         Global Telecommunication Solutions, Inc. (the "Company") was incorporated on December 23, 1992 and is engaged in the designing, developing and marketing of prepaid phone cards featuring licensed, promotional and standard graphics. The Company also provides card users access to long distance service through its switching facilities and long distance network arrangements.

         Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

(2)      Loss Per Share

         Weighted average shares of common stock for the nine and three months ended September 30, 1996 and 1995 does not include common stock equivalents as their effect would be anti-dilutive.

(3)      Reclassifications

         Certain reclassifications have been made to the 1995 consolidated financial statements to conform to the 1996 presentation.

(4)      Acquisition

         On February 29, 1996, pursuant to an Agreement and Plan of Merger dated January 18, 1996, the Company, through a wholly-owned subsidiary, acquired all the issued and outstanding common stock of Global Link Teleco Corp. ("Global Link"), which designs, develops and markets prepaid phone cards through retail telephone calling centers as well as through distribution arrangements. The acquisition was accounted for as a purchase. Accordingly, the acquired assets and liabilities were recorded at their estimated fair values at the date of acquisition and the operating results of Global Link were included in the accompanying consolidated statement of operations from the acquisition date.

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

                  The acquisition resulted in goodwill of $18,965,860, based on an allocation of purchase price, calculated as follows:

                  Fair market value of common stock issued          $11,039,488
                  Fair value of liabilities assumed                  10,718,587
                  Fair value of assets acquired                      (3,242,215)
                  Acquisition related costs                             450,000
                                                                     ----------
                           Goodwill                                 $18,965,860
                                                                    ===========

                  The following unaudited combined pro forma information reflects the results of operations assuming the acquisition of Global Link had been made at the beginning of the respective periods.


                                        Nine Months Ended
                                           September 30,
                                1996                          1995
Net sales                    $ 9,776,000                 $ 8,808,000
Net loss                      (5,243,000)                 (5,109,000)
Net loss per share         $       (1.00)              $       (1.04)



                  Pro forma adjustments include recording amortization expense on goodwill (using the straight-line method over 15 years), the elimination of amortization of the predecessor's goodwill and the elimination of interest expense on debt of Global Link repaid in connection with the acquisition.

                  The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase been made at the beginning of the respective periods, or of results which may occur in the future.

(5)      Private Placement

         In May 1996, the Company sold 600,000 shares of the Company's common stock and 1,200,000 warrants through a private placement for an aggregate of $3,000,000. Each warrant entitles the holder to purchase one share of common stock. The warrants are identical to the public warrants, however, the Company has agreed that, notwithstanding the terms of the public warrants, the warrants issued pursuant to the private placement are not redeemable by the Company until registered for sale and transferred by the original purchasers. In connection with this private placement, the Company issued a warrant to Whale Securities Co., L.P., the placement agent ("Whale"), to purchase, through May 10, 2001, up to 60,000 shares of common stock and 120,000 warrants for $5.00 per each share of common stock and two warrants.

(6)      Warrants

         In January 1996, the Company issued five-year warrants to Whale and/or its designees to purchase an aggregate of 200,000 shares of common stock at $5.125 per share in consideration for consulting services. The estimated fair market value of these warrants of $400,000 was recorded as deferred compensation and the Company has recorded an expense of $266,664 to date.

(7)      Amounts Payable to Related Parties

         Simultaneously with the execution of the merger agreement, Global Link executed an agreement with Peoples Telephone Company, Inc. ("Peoples") pursuant to which Peoples agreed to accept $1,050,000 ($550,000 of which was paid on the date of the merger with the balance of $500,000 payable on June 28, 1996) to settle certain obligations and indebtedness to Peoples. In August 1996, the Company and Peoples executed an agreement (the "New Payment Agreement") whereby Peoples agreed to restructure the payment terms of the remaining $500,000 as follows: $100,000 which was paid upon execution of the New Payment Agreement and a monthly payment of $33,333 beginning in November 1996 until all amounts including accrued interest at 8% per annum are paid in full. In addition, the agreement provides for certain prepayments in the event the Company obtains additional financing or the occurrence of any change of control.

(8)      Tax Obligations and Compliance

         At September 30, 1996, the Company is delinquent in remitting certain amounts previously collected for sales, use and excise taxes to various taxing jurisdictions. Further, the Company has not filed certain sales and use, excise, income or franchise tax returns in certain jurisdictions in which it does business. Management is in the process of reviewing the Company's tax collection, remittance and compliance policies and procedures and has recorded a reserve for estimated tax obligations and related compliance issues. Depending on the ultimate resolution of these matters, it is reasonably possible that the amount of this reserve could require adjustment in the near term.

(9)      Liquidity

         The Company has substantial capital requirements resulting from the funding of losses from operations, the need to finance continued growth and certain payment obligations. The Company anticipates that cash flows will improve as a result of the increase in revenues and improvement in margins are anticipated. The Company anticipates, based on its current plans and assumptions relating to its operations, that its cash balances, together with projected cash flows from operations will be sufficient to satisfy the Company's contemplated cash requirements for the next 12 months, although there can be no assurance that this will be the case. In the event that the Company's plans change, its assumptions change or prove to be inaccurate or cash flows otherwise prove to be insufficient to fund operations, the Company would be required to seek additional financing or curtail its proposed expansion and possibly its operations.

(10)     Convertible Notes Receivable

         In March and May 1995, the Company advanced $200,000 and $125,000, respectively, to Fone America, Inc. ("Fone") evidenced by convertible promissory notes bearing interest at 10% per annum. The principal and accrued interest thereon was due and payable on June 23, 1995 and July 14, 1995, respectively. Accrued interest at September 30, 1996 amounted to approximately $69,000. The Company has the option of converting any part of the principal into shares of Fone America's common stock on the basis of two shares for each $1.00 of principal. Fone has also agreed that, at the Company's option, Fone will repay the notes by allowing the Company to utilize services which Fone will provide. Such services consist of access to Fone's switching platforms, the utilization of Fone's network personnel and the sale and service of phone card vending machines. Management anticipates that the Company will utilize approximately $100,000 of these services from Fone in the fourth quarter of 1996 and the remaining balance of the principal and interest owed under the notes during the first half of 1997. Based upon a review of Fone's financial statements, discussions with Fone and knowledge of the industry, management of the Company believes that Fone will continue to have the wherewithal to provide such services to the Company during such period.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company generates revenues from the sales of prepaid phone cards. To date, the Company's expenses have exceeded revenues, resulting in losses of $4,423,792 and $2,035,188, respectively, for the nine months ended September 30, 1996 and September 30, 1995.

         The Company's primary cost of sales are incurred in connection with the design and manufacture of its prepaid phone cards, royalties in connection with the various license agreements, switch administration fees and long distance carriers fees (which long distance costs are generally not billed or incurred until such time as long distance service is accessed).

         The Company records deferred revenue at the time it sells its prepaid phone cards and recognizes revenue at the time the consumer accesses long distance service. In connection with sales of cards featuring licensed graphics, the Company generally charges a premium per minute charge for long distance services. The premium, if any, is recognized at the time of sale, while the remaining revenue is deferred and recognized when long distance service is accessed. The Company recognizes deferred revenue as revenue relating to unused calling time remaining upon each card's expiration (generally 12 to 18 months after issuance).

       Nine months ended September 30, 1996 Compared to Nine months ended
                               September 30, 1995

         Net sales for the nine months ended September 30, 1996 were $8,412,887, compared to $2,261,948 for the nine months ended September 30, 1995, an increase of $6,150,939 or 271.9%. Approximately $5,981,000 or 264.4% of the increase is attributable to the acquisition of Global Link (see note 4). Revenues from the sale of cards featuring licensed graphics decreased by approximately $692,000 or 30.6% primarily as a result of a decrease in revenue recognized upon the expiration of certain cards and a decrease of licensed product offerings in 1996. Furthermore, revenue derived from the Company's standard cards decreased by approximately $144,000 or 6.4%. Revenues from the sale of promotional cards increased by approximately $186,000 or 8.2%. Sales of cards to other carriers increased by approximately $751,000 or 33.2%. The remaining increase in revenues of approximately $69,000 or 3.1% was due to an increase in the sale of non-card products and services. Gross margins increased to 29% of net sales for the nine months ended September 30, 1996, compared to 5.8% of net sales for the comparable period in the prior year. The increase in the gross margin is partially a result of the acquisition of Global Link whose margins for the period approximated 31.3%. The remaining net increase in the gross margin is a result of a decrease in transmission costs as a percentage of sales resulting primarily from the recognition of revenue upon the expiration of certain cards which had no associated transmission costs, offset by an increase in sales of cards with lower margins and an increase in production costs as a percentage of sales primarily due to the write off of printing and production costs related to unsold expired prepaid phone cards.

         Selling and marketing expenses were $2,016,561 for the nine months ended September 30, 1996, compared to $805,208 for the nine months ended
September 30, 1995, an increase of $1,211,353 or 150.4%. Approximately $1,051,000 or 130.5% of this increase is attributable to the Global Link acquisition. The remaining increase consists of approximately $162,000 or 20.1% of increased salaries due to the hiring of additional creative, marketing and sales personnel, an increase of approximately $36,000 or 4.5% in travel expenses related to the additional personnel, and an increase of approximately $78,000 or 9.7% in commissions paid to independent sales agents, offset by a decrease of approximately $110,000 or 13.7% in costs of the advertisement and promotion of the Company's products, including attendance at trade shows and a decrease of approximately $6,000 or 0.7% in other selling and marketing expenses.

         General and administrative expenses increased to $4,728,618 for the nine months ended September 30, 1996, compared to $1,521,531 for the nine months ended September 30,1995, an increase of $3,207,087 or 210.8%. Approximately $2,992,000 or 196.6% of the
increase is attributable to the Global Link acquisition. The remaining increase is due to approximately $304,000 or 20% of additional amortization of deferred compensation costs with respect to warrants issued to outside consultants, an increase of approximately $70,000 or 4.6% in costs resulting from the relocation of the Company's headquarters to a larger facility and the rent expense related to new sales offices, an increase of approximately $37,000 or 2.4% in depreciation expense due to the acquisition of additional switching equipment, and an increase of approximately $59,000 or 3.9% in insurance expense. These increases were offset by a decrease of approximately $62,000 or 4.1% in salaries, a decrease of approximately $33,000 or 2.2% in travel expenses and a decrease in professional fees of approximately $49,000 or 3.2. Furthermore, costs associated with the utilization of outside consultants and temporary personnel decreased $23,000 or 1.5% and other general and administrative costs decreased approximately $88,000 or 5.8% in the aggregate.

         Investment and interest income amounted to $59,971 for the nine months ended September 30,1996 as compared to $160,946 for the nine months ended September 30, 1995. The decrease of $100,975 is a result of lower balances of cash and cash equivalents on hand offset by an increase as a result of convertible notes receivable acquired in March and May 1995.

         Interest expense for nine months ended September 30,1996 increased to $188,147 from $0 for the nine months ended September 30, 1995, as a result of interest on the $2,800,000 convertible notes payable and amounts due to Peoples Telephone Company, Inc. (Peoples) acquired from Global Link and interest expense on capital lease obligations recorded in 1996.

         For the foregoing reasons, the Company incurred a net loss of $4,423,792 for the nine months ended September 30,1996 compared to a net loss of $2,035,188 for the nine months ended September 30,1995.

Liquidity and Capital Resources

         At September 30, 1996 the Company had cash and cash equivalents of $ 396,073 and a working capital deficit of $6,510,540 compared to 928,516 and $1,126,321, respectively, at December 31, 1995. This decrease in working capital was primarily a result of the assumption by the Company of certain obligations and other debt of Global Link in connection with the merger. Refer to Note 10 for a discussion on the collection of convertible notes receivable.

         Net cash used in operating activities for the nine months ended September 30, 1996 of $2,032,890 was primarily due to the Company's net loss and a decrease in accounts payable and accrued liabilities, offset by non-cash items, including depreciation and amortization, increases in sales and excise taxes payable and deferred revenue and a decrease in accounts receivable. Accounts receivable are generated pursuant to sales of prepaid phone cards primarily to distributors, dealers and corporations. Deferred revenue represents sales of prepaid phone cards for which revenue has not yet been recognized, but will typically be recognized in future periods as customers access long distance services or at the expiration dates of the phone cards. Net cash used in investing activities for the nine months ended September 30, 1996 consisted of $252,919 of capital expenditures, net of $54,190 in cash acquired in excess of cash payment for the Global Link acquisition. Net cash provided by financing activities consisted of $2,651,274 of net proceeds from the issuance of common stock and warrants pursuant to a private placement completed in May 1996, a payment to Peoples of $650,000, an increase in notes receivable of $250,655 from Global Link prior to the merger and payments on capital lease obligations of $43,490. The Company does not have any material commitments for capital expenditures.


         The Company has substantial capital requirements resulting from the funding of losses from operations, the need to finance continued growth and certain payment obligations. The Company anticipates that cash flows will improve as a result of the increase in revenues and improvement in margins are anticipated. The Company anticipates, based on its current plans and assumptions relating to its operations, that its cash balances, together with projected cash flows from operations will be sufficient to satisfy the Company's contemplated cash requirements for the next 12 months, although there can be no assurance that this will be the case. In the event that the Company's plans change, its assumptions change or prove to be inaccurate or cash flows otherwise prove to be insufficient to fund operations, the Company would be required to seek additional financing or curtail its proposed expansion and possibly its operations.

Forward-Looking Statements

         When used in this Form 10-QSB and in future filings by the Company with the Securities and Exhange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," and "the Company expects," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risks and other aspects of the Company's business and operations are described in the Company's Registration Statement on Form S-3 (No. 333-6925). The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

A.       Exhibits

         27       Financial Data Schedule (9/30/96)


B.       Current Reports on Form 8-K

         Current Report on Form 8-K for event dated March 1, 1996, filed with the Commission on March 15, 1996, and amendments thereto on Form 8-K/A, filed with the Commission on May 10, 1996 and September 6, 1996, respectively.

                                   SIGNATURES


         In accordance with requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   November 18,1996

                                 GLOBAL TELECOMMUNICATION SOLUTIONS, INC.



                                 By:    /s/ Maria Bruzzese
                                        Maria Bruzzese, Chief Financial Officer

EXHIBIT INDEX


Exhibit Number                      Description                           Page

         27                         Financial Data Schedule                15