Form 10QSB/A
period 1996-09-30
GLOBAL TELECOMMUNICATION SOLUTIONS INC
filed 1996-11-20
CIK 925004

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



                                                                                                               Page
Part I.  Financial Information

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets - September 30, 1996 (unaudited) and December 31, 1995.............................   3

Consolidated Statements of Operations - Nine and three months ended September 30,
1996 and 1995 (unaudited)........................................................................................ 4

Consolidated Statements of Cash Flows - Nine months ended September 30, 1996
and 1995 (unaudited)..........................................................................................    5

Notes to Consolidated Financial Statements....................................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..................................................................................  9

Part II  Other Information

         Item 4. Submission of Matters to a Vote of Security Holders.........................................    12

         Item 6. Exhibits and Reports on Form 8-K............................................................    12

Signatures...................................................................................................    13

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets


Assets                                                             September 30,                December 31,
                                                                      1996                          1995
                                                                   -------------                -----------
                                                                   (unaudited)

  Current assets:
   Cash and cash equivalents                                         $  396,073                $   928,516
   Accounts receivable, less allowance for doubtful
     accounts of $284,000 and $165,000 in 1996 and 1995               4,121,771                  3,508,250
   Inventory                                                            300,606                    268,874
   Deferred costs                                                     1,063,634                  1,235,972
   Convertible notes receivable                                         325,000                    325,000
   Note receivable                                                         --                      237,000
   Prepaid royalties and patent license fees                            151,580                    292,911
   Prepaid expenses and other current assets                            270,654                    155,008
                                                                      ---------                 ----------
               Total current assets                                   6,629,318                  6,951,531
                                                                      ---------                 ----------
 Goodwill, net                                                       18,265,198                     --
 Fixed assets, net                                                    1,929,790                    428,381
 Deferred financing fees, net                                            60,303                     --
 Other assets                                                           285,826                    102,052
                                                                     ----------                 ----------
               Total assets                                         $27,170,435                 $7,481,964
                                                                    ===========                 ==========

           Liabilities and Stockholders' Equity

 Current liabilities:
   Accounts payable                                                   3,714,365                  1,819,813
   Accrued liabilities                                                  845,045                    491,488
   Deferred revenue                                                   5,925,633                  3,513,909
   Sales and excise tax liability                                     1,246,964                     --
   Amounts payable to related party                                   1,354,630                     --
   Capital lease obligation, current                                     53,221                     --
                                                                     ----------                 ----------
               Total current liabilities                             13,139,858                  5,825,210
                                                                     ----------                 ----------
 Capital lease obligation, long-term                                     52,139                     --

 Convertible notes payable                                            2,800,000                     --
                                                                     ----------                 ----------
               Total liabilities                                     15,991,997                  5,825,210
                                                                     ==========                 ==========

 Stockholders' equity:
   Preferred stock, $.01 par value, authorized
     1,000,000 shares; none issued                                        --                        --
   Common  stock,  $.01 par  value,  authorized
     35,000,000  shares;  issued and outstanding
     5,512,801 and 3,141,678 shares, respectively                       55,128                      31,417
   Additional paid-in capital                                       21,375,835                   7,308,784
   Deferred compensation                                              (234,498)                   (197,165)
   Accumulated deficit                                              (9,910,074)                 (5,486,282)
   Common stock subscription receivable                               (100,000)                     --
   Cumulative foreign currency translation adjustment                   (7,953)                     --
                                                                    -----------                 -----------
               Total stockholders' equity                           11,178,438                   1,656,754
                                                                    -----------                 -----------
               Total liabilities and stockholders equity           $27,170,435                 $ 7,481,964
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

Forward-Looking Statements

     When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," and "the Company expects," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risks and other aspects of the Company's business and operations are described in the Company's Registration Statement on Form S-3 (No. 333-6925). The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     On August 20, 1996, the Company held its annual meeting of stockholders, at which the Company's stockholders considered the election of directors, the approval of an amendment to the Company's stock option plan and the approval of an amendment to the Company's Certificate of Incorporation. Stockholders voted to elect Alan W. Kaufman and Donald L. Ptalis to serve as Class II directors for a term of two years and John McCabe and Jack Tobin to serve as Class III directors for a term of three years. 4,273,630 shares were voted for and 8,050 shares were withheld in Mr. Kaufman's election; 4,273,630 shares were voted for and 8,050 shares were withheld in Mr. Ptalis' election; 3,771,130 shares were voted for and 510,550 shares were withheld in Mr. McCabe's election; and 4,273,630 shares were voted for and 8,050 shares were withheld in Mr. Tobin's election. Shelly Finkel and Gary Wasserson's terms as Class I directors continued after the meeting and will expire at the annual meeting of stockholders to be held in 1997. The stockholders also voted on the approval of an amendment to the Company's 1994 Performance Equity Plan ("1994 Plan") to increase the number of shares available thereunder for stock option grants from 550,000 shares of 1,500,000 shares. 3,046,816 shares were voted for the amendment to the 1994 Plan, 525,050 shares were voted against the amendment to the 1994 Plan and 13,023 shares abstained from voting on the amendment to the 1994 Plan. The stockholders also voted on the approval of an amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance thereunder from 15,000,000 shares to 35,000,000 shares. 4,260,530 shares were voted for the amendment to the Certificate of Incorporation, 12,850 shares were voted against the amendment to the Certificate of Incorporation and 8,300 shares abstained from voting on the amendment to the Certificate of Incorporation.


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


Dated:   November 20,1996

                                 GLOBAL TELECOMMUNICATION SOLUTIONS, INC.



                                 By:    /s/ Maria Bruzzese
                                        Maria Bruzzese, Chief Financial Officer

EXHIBIT INDEX


Exhibit Number                      Description                           Page

         27                         Financial Data Schedule                15