Form 10KSB
period 1996-12-31
GLOBAL TELECOMMUNICATION SOLUTIONS INC
filed 1997-04-15
CIK 925004

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

         For the fiscal year ended December 31, 1996
                                                     OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the transition period from                to

                         Commission file number 1-13478

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
               ----------------------------------------------
               (Name of small business issuer in Its charter)

        Delaware                                         13-3698386
---------------------------------           -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


   5697 Rising Sun Avenue, Philadelphia, PA                       19120
   -----------------------------------------                    ----------
   (Address of Principal Executive Offices)                     (Zip Code)

                                 (215) 342-7700
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

    Title of Each Class:             Name of Each Exchange on Which Registered

    Common Stock, par value                 Boston Stock Exchange, Nasdaq
        $.01 per share                          SmallCap Market

    Common Stock                            Boston Stock Exchange, Nasdaq
    Purchase Warrants                            SmallCap Market

Securities registered pursuant to Section 12(g) of the Act:   None

                  Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]
                  The issuer's revenues for its most recent fiscal year were approximately $12.1 million.
                  As of April 11, 1997, the aggregate market value of the issuer's Common Stock held by non-affiliates of the issuer (based on the average bid and asked prices of such stock) was $13,762,082.25. At April 11, 1997, 1,856,448 shares of the issuer's Common Stock were outstanding.

                               Page 1 of 58 Pages
                             EXHIBIT INDEX - PAGE 52

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

The Company

                  Global Telecommunication Solutions, Inc. ("Company" or "GTS") is a facilities-based global provider of prepaid phone cards that offer users reliable, convenient and cost-effective access to domestic and international telecommunications services. The Company's core product line consists of traditional prepaid phone cards marketed domestically and internationally, such as its signature product, the Global Link Card. The Company also offers custom-designed prepaid phone cards for business promotional use and retail products utilizing prepaid phone card technology for specialized purposes, such as information access and interactive games. Many of the Company's phone cards are offered with enhanced services, such as interactive applications, customized voice greetings and data collection, and the Company intends to begin offering other enhanced services in the near future, such as voice mail and conference calling.

                  The Company generated revenues of approximately $12.1 million in 1996, compared to $3.1 million in 1995. It activated approximately 1.5 million traditional prepaid phone cards in 1996, compared to 554,000 cards in 1995, and decremented approximately 21.9 million minutes from its traditional phone cards in 1996, compared to 4.3 million minutes in 1995. The Company also activated approximately 24.6 million custom-designed promotional phone cards in 1996, compared to 139,000 cards in 1995, and decremented approximately 1.5 million minutes from its promotional phone cards in 1996, compared to 550,000 minutes in 1995. Substantially all of the increases in revenues, activations of traditional cards and decremented minutes from traditional cards were attributable to GTS' acquisition on February 29, 1996 of all of the outstanding capital stock of Global Link Teleco Corporation ("Global Link"). Global Link's operating results were consolidated with the Company's commencing on March 1, 1996. Substantially all of the increases in activations of promotional cards and decremented minutes from promotional cards were attributable to a promotional campaign created by the Company for Kraft Foods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                  The Company currently markets its prepaid phone cards in four product lines: (i) traditional prepaid phone cards marketed domestically through distributors and retail establishments, such as convenience stores, supermarkets, drug stores and mass merchandisers, which represented approximately 71% of the Company's revenues in 1996; (ii) traditional prepaid phone cards marketed internationally to business and leisure travelers destined for the United States, which represented approximately 8% of the Company's revenues in 1996; (iii) custom-designed promotional phone cards sold to businesses to enhance the marketing of their products and services, which represented approximately 17% of the Company's revenues in 1996; and (iv) specialized retail products utilizing prepaid phone card technology, which represented approximately 3% of the Company's revenues in 1996. The Company believes that its established reputation in the prepaid phone card industry among retailers, distributors and business customers, its existing infrastructure and experienced management team provide it with important advantages over many competitors. In 1995, the Company was named the prepaid phone card company of the year by Telecard World, an industry trade publication.

Corporate Background

                  GTS and Global Link were incorporated under the laws of the State of Delaware in December 1992 and March 1994, respectively. The Company's principal executive offices are located at 5697 Rising Sun Avenue, Philadelphia, Pennsylvania 19120 and its telephone number is (215) 342-7700.

Market Overview and Opportunity

                  Prepaid phone cards have been widely used throughout Europe and Asia for more than ten years. Although prepaid phone cards were not used on a widespread basis in the United States prior to 1994, the market in the United States is rapidly expanding, with annual sales of prepaid phone cards growing from an estimated $100 million in 1993 to an estimated $1.1 billion in 1996. Industry analysts project annual sales of prepaid phone cards in the United States to reach $2.5 billion by 2000. The Company anticipates that continued industry growth will be fueled by (i) increasing consumer acceptance of prepaid phone cards and recognition of their cost advantages over standard credit calling cards, collect calling and other options available to consumers seeking to place phone calls when away from the house or office and (ii) a broader base of consumer segments using prepaid phone cards, such as business employees, students and travelers.

                  The court-directed divestiture of the Bell System in 1984 created competition in the long distance market. Over time, alternatives to AT&T, the long distance carrier resulting from the divestiture, began to emerge to compete for long distance customers. In 1995, the United States long distance industry generated revenues of more than $75 billion. One type of competitor that emerged from the changing long distance market was the reseller, an entity that purchases a high volume of long distance minutes from major carriers at rates significantly lower than those that could be obtained by individuals and small businesses, and, in turn, resells those minutes to its own customer base. Eventually, certain resellers began to market resold long distance minutes through the sale of prepaid phone cards.

                  Prepaid phone cards are a reliable, convenient and cost-effective alternative to coin-operated calling, collect calling, operator assisted calls and standard credit calling cards. Unlike credit calling cards, which provide virtually unlimited credit and impose surcharges on long distance services, prepaid phone cards are paid for in advance and provide finite amounts of calling time. Currently, two types of prepaid phone card technologies are used in the United States. Most domestic prepaid phone cards, including the Company's cards, utilize a remote memory technology, which permits users to place local, long distance and international calls from any touch-tone(R) phone by dialing a toll-free or local access number to connect to a prepaid phone card switching platform. After being prompted to enter a PIN, the caller is advised of the value remaining on the card and is prompted to enter the telephone number to be called. The call is then routed to its destination. The per-minute charges for the call are automatically decremented from the prepaid account corresponding to the PIN as the call progresses.

                  In contrast, "smart card" technology utilizes computer chips, magnetic strips or optical readers built into cards that must be swiped through or inserted into specially-designed pay telephones. Smart card technology requires the replacement of standard telephones with telephones that are equipped with mechanisms capable of reading such cards. In order for smart card technology to be widely used in any particular area, all or substantially all of the public pay telephones in that area must be equipped to read the smart cards. Those telephones that do not contain a smart card reader, such as hotel and office telephones, still require the consumer to use a phone card with remote memory technology. Smart card technology is currently in widespread commercial use in Europe and Japan and has been introduced in the United States on a limited basis by NYNEX, U.S. West and GTE.

                  As the prepaid phone card industry evolves, the Company believes that traditional prepaid phone cards will increasingly become a commodity and that the successful competitors will be those that (i) establish a brand name recognized for reliable telecommunications services and responsive customer service, (ii) improve operating margins by optimizing their own switching and network facilities to reduce transmission costs through least-cost routing and providing transmission capacity for small telecommunications services providers, (iii) possess the experience and calling volume to negotiate carrier agreements with multiple long distance carriers that provide favorable volume discounts and (iv) differentiate their cards and services by offering a variety of convenient features, such as the ability to easily recharge the cards, interactive features for business promotions and entertainment applications, and value-added enhanced services, such as voice mail, fax mail, conference calling and speed dialing.

Strategy

                  The Company's strategy is to continue the rapid growth of its operations and capture an increasing share of the expanding prepaid phone card market. Key components of the Company's strategy include: (i) expanding the domestic and international retail distribution channels for the Company's prepaid phone cards; (ii) expanding its Company-owned, interconnected switching network; (iii) acquiring companies or assets to achieve the Company's strategic goals; and (iv) pursuing other growth opportunities including: identifying a broader base of consumer segments for the Company's prepaid phone cards, such as business employees, students and travelers; exploring alternative methods of prepaid phone card distribution, such as vending machines and ATM machines; exploiting alternative technologies for prepaid products, such as prepaid wireless services; and expanding strategic relationships with other telecommunications services providers.

                  Expanding Distribution

                  Domestic Retail. The Company's in-house sales force markets the Company's Global Link Card and other traditional prepaid phone cards domestically (i) directly to national, regional and independent retail establishments, which sell the phone cards to a wide range of end users, (ii) to independent distributors with widespread distribution channels and access to a substantial number of retailers, such as newsstand distributors, food brokers and tobacco and confectionery distributors and (iii) to other marketing companies and organizations that sell the phone cards to consumers within specific niche markets. The Company also markets its prepaid phone cards through Company-owned and operated retail phone centers.

                  The Company believes that it can increase domestic retail penetration by:

                  o creating smaller regions and hiring additional Regional Sales Managers and other sales personnel who could then focus on specific target markets and address individual retailer requirements;

                  o increasing its sales force in each market where it installs a switching platform in order to promote, market and sell its Local Link services; and

                  o recruiting additional distributors to market and promote its prepaid phone cards to local, regional and national retailers.

                  International Retail. The Company intends to increase international distribution of its phone cards by:

                  o hiring additional marketing personnel to actively solicit new sales agents and distributors in Europe, the Far East and South America; and

                  o introducing telecommunications services that will provide end users with convenient, cost-effective access within and between more than 30 countries, including the United States and Canada.

                  Promotional Phone Cards. The Company intends to broaden its promotional phone card offerings by hiring additional creative, design and marketing personnel, as well as sales representatives to focus primarily on large business customers, advertising agencies and promotional companies.

                  Expanding Switching Network

                  The Company intends to expand its network of Company-owned switching platforms by installing additional switching platforms in a number of major metropolitan areas in the United States and interconnecting them to provide reliable, cost-effective telecommunications services. The Company believes that the installation of switching platforms in strategically located markets can substantially reduce costs associated with customers accessing its switching platforms and terminating domestic telephone calls. See "-- Telecommunications Infrastructure."

                  Pursuing Acquisition Opportunities

                   Numerous  companies  have  entered  the  prepaid  phone  card industry over the last few years, attracted by the industry's dramatic growth and barriers to entry that, initially, were minimal. Many of these entrants, while possessing access to potentially strong distribution channels or innovative products, did not anticipate the complexity of the phone card business and have not been able to exploit all of the elements necessary for success, such as an established infrastructure, a dedicated sales force, an established reputation in the prepaid phone card industry among retailers, distributors and business customers, access to capital and an experienced management team. The Company believes that the highly fragmented prepaid phone card industry presents an opportunity for consolidation through acquisitions and subsequent integration of acquired businesses. Accordingly, the Company intends to acquire companies or assets to achieve its strategic goals.

                  Industry analysts estimate that there are approximately 500 prepaid phone card companies competing within the industry. The Company believes that a large majority of these companies are small and have limited access to capital, and that many of them represent suitable acquisition candidates for more developed companies, such as the Company, that have access to capital, management expertise and an established telecommunications infrastructure important to integrate the viable aspects of acquired companies' operations into their own and to capitalize on the economies of scale which may result from such acquisitions. The Company anticipates that once its integrated network of switching platforms is in place, it will be able to integrate the telecommunications volume generated by acquired companies' customer bases and to benefit from economies of scale that were previously unavailable to the acquired Company as a stand-alone operation. While the Company regularly engages in discussions regarding proposed acquisitions, it currently has no agreement, arrangement or understanding with respect to any such acquisition.

                  Pursuing Other Growth Opportunities

                  The Company intends to pursue other growth opportunities, including:

                  o identifying a broader base of consumer segments for the Company's prepaid phone cards, such as business employees for their use when away from the office, students and travelers temporarily living away from home;

                  o exploring alternative methods of prepaid phone card distribution, such as vending machines and ATM machines placed in heavily traveled locations such as airports, shopping malls and amusement parks;

                  o exploiting alternative technologies for prepaid products, such as prepaid wireless services; and

                  o expanding strategic relationships with other telecommunications services providers.

Products and Telecommunciations Services

                  The Company's core product line consists of traditional prepaid phone cards marketed domestically and internationally, including the Global Link Card. The Company also offers custom-designed promotional phone cards for business promotional use and retail products utilizing prepaid phone card technology for specialized purposes, such as information access and interactive games. Some of the enhanced services typically offered with the Company's phone cards include (i) customized voice greetings (which the Company believes to be an attractive feature to large retailers and businesses that utilize the Company's promotional phone cards), (ii) foreign language voice prompts and instructions, (iii) data collection (used to gather marketing and demographic information), (iv) sequential calling, which permits customers to place additional calls without exiting the platform and (v) voice mail and conference calling (which the Company intends to begin offering to its customers in the near future).

                  Traditional Phone Cards Marketed Domestically

                  The Company's primary marketing and distribution strategy is to target retailers directly and through distributors that sell the Company's phone cards to end users. The Company has and will continue to increase retailers' awareness of the profit potential of offering prepaid telecommunications services, the minimal space needed to sell the Company's phone cards and the ability of the Company's phone cards to generate ongoing residuals for retailers through recharge revenues. In furtherance of its strategy, the Company facilitates the display of its phone cards by providing
(i) turnkey merchandising materials, which include customized cards and retail packaging and complete display and signage systems, (ii) retail promotion programs for which the Company and the retailer share costs and (iii) access to marketing information generated by the Company's switching platforms.

                  Traditional prepaid phone cards permit users to place local, long distance and international calls from any touch-tone telephone. The Company's rechargeable traditional phone cards enable customers to add additional calling time to the phone cards at certain retail locations and, in some cases, by dialing a toll-free number and furnishing major credit card information. This allows customers to continue to use the same PINs and generates ongoing residual sales for retailers. Unlike most products sold by retailers, the Company's traditional phone cards enable retailers to generate revenues beyond initial sale of the cards. The Company pays additional commissions based on the number of minutes recharged on any card sold by that retailer, so long as that retailer continues to offer the Company's phone cards. The Company believes that this program increases retailer loyalty and creates an incentive for retailers to sell its prepaid phone cards.

                  The Company's phone cards can be activated and recharged at the retail level through (i) a touch-tone system utilizing a designated telephone line and a touch-tone telephone, (ii) the Company's customer service department through a toll-free number and (iii) the Company's proprietary ActiPhone(TM) system, which utilizes a standard credit card reader. The software-based ActiPhone system was designed and developed by the Company to provide detailed sales information in response to queries by the Company's employees, agents and customers, allowing the Company to monitor sales of its phone cards efficiently.

                  Customers utilizing the Company's traditional phone cards can place international calls to the United States from more than 28 countries and outbound domestic and international long distance calls from the United States to more than 220 countries. The Company intends to begin offering voice mail and conference calling in the near future, and depending on customer demand, will begin offering speed dialing, message delivery and fax mail.

                  The Company intends to market traditional prepaid phone cards through its Corporate+ Program to domestic and international businesses for their employees' use when away from the office. The Company believes that its phone cards can afford many businesses substantial savings compared to standard credit calling cards and can enable management to control long distance costs more effectively. Additionally, the Company's switching platforms can detail information such as the length of a call, the time a call was made and locations from and to which a call was placed, providing businesses with an effective mechanism to monitor usage. The Company plans to implement its Corporate+ Program by increasing the size of its sales force to focus on (i) expanding the Company's relationships with its current business customers and (ii) targeting businesses not presently engaged in the sale of prepaid phone cards whose employees spend a significant amount of time away from the office.

                  Traditional Phone Cards Marketed Internationally

                  The Company's Global Link Card and other traditional prepaid phone cards are sold internationally to business and leisure travelers destined for the United States. These phone cards are identical to the Company's traditional phone cards except that, in most cases, the phone cards are activated by a credit card through the Company's switching network either by following simple automated instructions or by calling the Company's toll-free customer service number. The Company's international phone cards generally are packaged in a "tear-off" format with travel documents that include marketing information about the Company's phone cards. The Company's international phone cards frequently are accompanied by an offer of free telephone time in exchange for the customer's activation of the card for a minimum value.

                  The Company intends to broadly introduce its World Card(TM), which will provide end users with convenient, competitively priced access within and between more than 30 countries, including the United States and Canada. The Company intends to target individuals who originate calls outside the United States by marketing the World Card (i) domestically through travel agencies and other travel-related businesses and (ii) internationally through a network of sales agents and retail establishments in Europe, South America and the Far East.

                  Promotional Phone Cards

                  Custom-designed promotional phone cards featuring companies' logos, products and customized advertisements are sold to businesses that typically will give these cards to their customers in connection with the marketing of their products and services. A business utilizing the Company's phone cards for promotions can access marketing and demographic data compiled by the Company's switching platforms. The Company believes that it has differentiated itself from most other providers of promotional phone cards by combining enhanced services and interactive technology with its promotional cards.

                  The Company believes that its in-house creative and design staffs provide key advantages over competitors in the business promotions segment of the prepaid phone card industry, allowing the Company to design, implement and deliver complete, innovative promotional packages and to respond quickly to changes in customer preferences. The Company has combined its enhanced services and interactive technology with its promotional cards to produce business promotions unique to the phone card industry. In 1996, the Company conducted a promotion for Kraft Foods called "Kids Pick the President," which enabled children to use a GTS phone card to vote for a candidate in the 1996 presidential election. This promotion received a Gold Medal award for "outstanding phone card promotion" from Promo Magazine, an advertising industry trade publication. The Company currently is conducting a second promotion for Kraft Foods called the "Kids' Choice Awards," which enables children to use a phone card to vote for their favorite actor, actress, television program and musician. Other businesses for which the Company has conducted promotional phone card programs include
Microsoft, Icelandair, Lufthansa, Taco Bell, RJ Reynolds, Meineke Muffler, Rollerblade, NatWest, Arm 'n Hammer, Dial, Seagrams, The 1996 Masters Golf Tournament and the Toronto Blue Jays.

                  Specialized Retail Phone Card Products

                  The Company designs and markets specialized retail products utilizing prepaid phone card technology, which are sold to distributors and retail establishments that carry the Company's traditional prepaid phone cards, such as Von's and ABC. The Company also sells these products to businesses not presently engaged in the sale of the Company's prepaid phone cards, such as Eckerd Drugs. The Company's in-house creative staff develops these products by expanding the technology utilized by the Company's traditional prepaid phone cards. Recent examples of these products include Kids-In- Touch Safety Phone Cards, Psychic Phone Cards, Call Santa Activity Phone Cards, Marvel Superheroes Battlepacks (comprised of three games played using a touch-tone telephone as a joystick) and Sesame Street Telephone Story Tags, created pursuant to a license agreement with the Children's Television Workshop. Sesame Street Telephone Story Tags enable children to call a designated toll-free number to listen to stories told by Sesame Street characters Elmo, Big Bird and Ernie.

Telecommunications Infrastructure

                  General

                  Each call made using the Company's traditional phone card is comprised of two components: (i) an inbound or originating call, which accesses one of the Company's switching platforms and (ii) an outbound or terminating call, which connects the end user to the destination called. Currently, most customers access the Company's switching platforms by dialing a toll-free number. This inbound service, purchased by the Company from carriers such as Sprint or MCI, constitutes a significant portion of the Company's costs with respect to the telephone call. Once the Company's switching platform is accessed, the call is directed by the Company's switching platform to the network of an interexchange carrier for transport to the appropriate call destination. Costs incurred by the Company in connection with consumers accessing the Company's switching platforms and the carriage of a call from the Company's switching platform to the call destination include variable costs incurred in accessing the local exchange carrier in each local access transport area ("LATA").

                  Switching Facilities

                  The Company currently owns and operates two NACT STX switching platforms, one in Jersey City, New Jersey (the "New Jersey STX") and the other in Miami, Florida (the "Miami STX"). The Miami STX is located at the offices of Peoples Telephone Company, Inc. ("Peoples") (the previous owner of Global Link) and is maintained by the Company's employees, with the assistance of Peoples' representatives. The New Jersey STX is located at the offices of NTT Data Communications Systems Corporation, an affiliate of NTT America, Inc. ("NTT"), a customer of the Company, and is maintained by the Company's employees, with the assistance of NTT representatives. These two switching platforms are manufactured by National Applied Computer Technology, Inc. ("NACT"). The Company and NACT have entered into agreements pursuant to which NACT licenses software to the Company and provides technical support and platform maintenance. The Company also operates a lower capacity switching facility in Elmont, New York, which it currently is phasing out. In addition to its own switching facilities, the Company utilizes the switching facilities of outside vendors for certain
of  its  enhanced  services  and/or  interactive  products,   including  InComm
Communications,   a  subsidiary  of  U.S.  South  Communications,  Inc.,   and
Interactive Media Works, Inc.

                  The Miami STX and the New Jersey STX provide phone card services to the Company's domestic and international traditional prepaid phone card customers and, in many instances, end users of the Company's promotional phone cards. These switching platforms are designed for the specific purpose of providing prepaid phone card services, unlike many other switching platforms which must operate contemporaneously with front end processors functioning outside of the switching platform. These platforms allow the Company to route each telephone call to the least expensive long distance carrier, determined by either the origin of the call, or the city, country, area code or exchange where the call will terminate.

                  The Company's switching platforms also monitor card usage and end user demographics and limit the Company's exposure to fraud by alerting the Company of situations in which multiple PINs are used from any single telephone number, the same PIN is being used from many different parts of the country within a short period of time, or a number of invalid PINs are entered from a single telephone number. The Company believes that its ability to minimize unauthorized use of its cards and to provide important customer and card usage information makes its Global Link Card an attractive choice for retailers.

                  Local Link Service

                  In June 1996, the Company introduced its Local Link service, which enables callers using the Company's phone cards in the New York metropolitan area to receive reduced per-minute rates by accessing the Company's New Jersey STX switching platform through a local number instead of a toll-free number. The Company's costs are substantially reduced when a customer accesses the Company's regional switching platform in this manner or terminates a call in a Local Link service area, which serves to improve the Company's gross profit margins and provide the Company with flexibility to withstand price competition. Local Link service also enables the Company's end users to terminate telephone calls in the New York metropolitan area at reduced per-minute charges. Additionally, if the customer originates the call on a local access line, the Company can charge reduced international rates. The Company anticipates offering its Local Link service to end users in the Philadelphia and New Jersey markets commencing in the second quarter of 1997.

                  Carrier Agreements

                  The Company has carrier agreements with numerous long distance carriers, such as Sprint and MCI, to originate toll-free access to the Company's switching facilities domestically and internationally and to terminate domestic and international long distance calls over these carriers' networks. The carrier agreement between the Company and Sprint requires the Company to satisfy certain minimum monthly usage requirements in order to receive favorable pricing. Failure to meet such minimum requirements would obligate the Company to pay underutilization charges. The majority of the Company's domestic toll-free origination and termination minutes currently are carried over Sprint's network.

                  The Company's carrier agreements with multiple domestic and international long distance carriers allow for redundant routing of call traffic to ensure that if one carrier experiences difficulties the Company's phone card customers are able to complete their telephone calls by automatically switching to an unaffected carrier's network. Moreover, these multiple carrier agreements enable the Company to route each telephone call to the least expensive long distance carrier for that particular call, whether by country, city, area code or exchange. This least-cost routing allows the Company to competitively price its phone cards.

                  License

                  In August 1995, the Company obtained a nonexclusive patent license from Ronald A. Katz Technology Licensing, L.P. to use over 25 patents related to telecommunications processes. The Company is required to pay a percentage of annual activation revenues, subject to annual minimum royalty payments. The term of the license continues until November 2011, when the last patent expires.

Sales

                  The Company sells its prepaid phone cards and other services to domestic and international retailers and distributors, and to business customers. The Company also participates in trade shows, direct marketing and print advertising and develops promotional kits to market its promotional and custom-designed cards to retailers and businesses.

                  Domestic Retail Sales

                  The Company sells its prepaid phone cards domestically through an in-house sales force consisting of its Vice President - Domestic Sales and eight sales personnel, each focusing on a distinct geographic or niche market. The Company's Global Link Card and other traditional prepaid phone cards are sold (i) directly to national, regional and independent retail establishments, which sell the phone cards to a wide range of end users, (ii) to independent distributors with widespread distribution channels and access to a substantial number of retailers, such as newsstand distributors, food brokers and tobacco and confectionery distributors and (iii) to other marketing companies and organizations that sell the phone cards to consumers within specific niche markets. The Company's diverse domestic retail base includes convenience stores, supermarkets, drug stores, mass merchandisers, maritime outlets (through which cards are sold to individuals working on cruise ships and cargo vessels) and similar retail outlets.

                  In marketing the Global Link Card to retailers, the Company emphasizes profit potential, including the possible generation of ongoing commissions to the retailer through payment of additional commissions based on the number of minutes recharged on any Global Link Card sold by the retailer so long as the retailer continues to offer the Global Link Card. The Company believes that this program increases retailer loyalty and creates an incentive for retailers to sell the Company's prepaid phone cards. The limited retail shelf space necessary to offer the Company's products also is emphasized by the Company in its retail marketing efforts. Additionally, the Company assists retailers in promoting the Global Link Card and the Company's other products by providing turnkey merchandising and marketing materials, including customized retail packaging and display systems.

                  The Company has agreements with retailers and distributors, which generally provide for a term of one to three years and require that the retailer or distributor sell the Company's phone cards exclusively. These agreements also provide for wholesale prices reflecting discounts ranging from 20% to 50% of the retail selling price and contain customary covenants and conditions, including indemnification, confidentiality and other standard provisions acceptable to the Company. Additionally, the Company has arrangements with retailers and distributors that are not embodied in written agreements having specific terms which can be terminated at any time. Certain of the Company's agreements with international distributors provide for the payment of commissions based on the number of cards sold.

                  The Company also sells its prepaid phone cards through seven Company-owned and operated retail phone centers located in urban shopping areas in Brooklyn and Queens, New York and South Miami Beach, Florida. These retail phone centers serve two primary functions: (i) to sell the Company's prepaid phone cards and (ii) to enable customers to place telephone calls and pay for those calls with the phone card. As the number and type of prepaid phone users have grown, the Company has de-emphasized the sale of phone cards through its retail phone centers.

                  International Retail Sales

                  The Company's Global Link Card and other traditional prepaid phone cards are sold internationally to business and leisure travelers destined for the United States, primarily through airlines, tour wholesalers, travel agencies, car rental agencies and other travel related businesses. International marketing is conducted primarily through approximately 110 exclusive sales agents located in 27 countries, managed by the Company's Vice President - International Sales and International Sales Manager. The Company's international phone cards currently are sold by international sales agents such as Mike
Gurnell & Associates; travel agencies such as C.A. Ferntouristik; tour wholesalers such as Guest International Marketing Services - Germany and American Express Vacations; international airlines such as United Vacations (United Airlines), Tower Air, Air New Zealand Holidays and Iceland Air; and Alamo Rent-A-Car.

                  The Company currently is pursuing opportunities to grow its existing business in the Canadian phone card market. The emerging Canadian prepaid phone card market resembles the United States prepaid phone card market of several years ago. In building its Canadian operations, the Company intends to follow the same strategy that it utilizes in connection with the growth of its operations in the United States, taking advantage of the insight derived from the Company's experiences associated with its early entrance into the United States prepaid phone card market.

                  Promotional Phone Card Sales

                  Custom-designed promotional phone cards featuring companies' logos, products and customized advertisements are sold to businesses that typically will give these cards to their customers to enhance the marketing of their products and services. A business using the Company's phone cards for promotions also can access marketing and demographic data compiled by the Company's switching platforms. Businesses for which the Company has conducted promotional phone card programs include Kraft Foods, Microsoft, Icelandair, Lufthansa, Taco Bell, RJ Reynolds, Meineke Muffler, Rollerblade, NatWest, Arm 'n Hammer, Dial, Seagrams, The 1996 Masters Golf Tournament and the Toronto Blue Jays. Although the Company's promotional phone card business generally is non-recurring, the Company has conducted a second promotional phone card program for both Kraft Foods and Dial.

Design and Manufacturing

                  The Company's in-house design staff creates original designs for promotional and custom-designed cards. Upon completion of a phone card design, the Company produces paper samples of such card, converts it into a film production sample and delivers it to a manufacturer, which prints the card on plastic sheets and cuts the sheets into phone cards. The Company utilizes several manufacturers for the production of its phone cards and believes that there are adequate sources of supply and manufacturing capacity to address the Company's requirements.

Customer Support and Service

                  The Company believes that effective customer service is essential to attracting and retaining reputable retail customers. Additionally, the Company believes that it must support both the end users of the Company's phone cards and the retail establishments and distributors that purchase the Company's phone cards for resale to end users. Accordingly, the Company has established two customer service divisions.

                  The Company's customer support division, which consists of its Vice President - Support Services and five account managers, provides support to its retail customers and distributors, which are divided into groups. Each account manager is assigned a particular group for which he or she serves as liaison. Each account manager uses the Company's ActiPhone system to interface with the Company's NACT STX switching platforms from his or her computer terminal. This direct link provides the account managers with real-time information concerning customers' accounts and the ability to activate and recharge customers' phone cards.

                  Each prepaid phone card contains a toll-free customer service number. The Company's customer service operators are available 24 hours a day, seven days a week, 365 days a year to assist users of the Company's phone cards. Additionally, customer service operators can address concerns relating to the operation of the Company's phone cards and any billing related question by
accessing   real-time  call  detail  records  through  the  Company's  switching platforms.

Competition

                  The telecommunications services industry generally, and the prepaid phone card industry specifically, is intensely competitive, rapidly evolving and subject to constant technological change. As the prepaid phone card industry has grown, industry analysts estimate that the number of companies marketing prepaid phone cards has increased from approximately 75 companies in 1994 to more than 500 in 1996, some of which have substantially greater resources than those of the Company. Further, the Company's prepaid phone cards not only compete with other prepaid phone cards, but also with credit calling cards, collect calling services, hotel telephones, public pay telephones and other long distance services. The Company believes that it competes with any medium by which a consumer places a telephone call when away from the home or office.

                  The Company believes that its established reputation in the prepaid phone card industry among retailers, distributors and business customers, its existing telecommunications infrastructure and its experienced management team provide it with important advantages over competitors. The Company also believes that the recharge capabilities of certain of its phone cards provide it with important advantages over many of its competitors whose cards do not provide users with these capabilities. The Company believes that the primary competitive factors affecting the prepaid phone card market are price, quality and reliability of service, ease of use, service features and name recognition. The Company believes that it successfully competes in these areas.

                  The Company's prepaid phone cards provide a more convenient and cost-effective alternative to other long distance services intended for use away from a consumer's home or office. The Company's phone cards are easy to use and can be utilized from any touch-tone telephone. Unlike credit calling cards, prepaid phone cards do not require users to fill out credit applications and allow consumers to budget telephone expenses effectively. The Company's phone cards provide a less expensive alternative to credit calling cards, collect calling services, hotel telephones and public pay telephones.

Government Regulation

                  The provision of telecommunications services is regulated by the federal and state governments of the United States. Federal laws and FCC regulations apply to interstate and interLATA telecommunications, while state regulatory authorities have jurisdiction over telecommunications services that originate and terminate within the same state or LATA. Various international authorities also may seek to regulate telecommunications services originating or terminating in their respective countries.

                  Federal. On February 8, 1996, President Clinton signed into law the Telecommunications Act, which allows local exchange carriers, including the RBOCs upon satisfaction of certain conditions, to provide interstate and interLATA long distance telecommunications services and grants the FCC the authority to deregulate other aspects of the telecommunications industry. In order to implement the objectives and spirit of the Telecommunications Act, the FCC has initiated proceedings to define the rules affecting competition in the telecommunications industry and the companies that participate in this industry. While the Company believes that the Telecommunications Act will foster increased competition in the telecommunications industry and create new opportunities for the Company to participate in various segments of the industry, the near and long-term effects on the Company of the Telecommunications Act and the rules to be promulgated thereunder cannot be anticipated.

                  The Telecommunications Act governs all "common carriers," including AT&T, MCI and Sprint, as well as entities, such as the Company, which resell transmission services using other common carriers' facilities. The Company has applied for and received all necessary authority from the FCC to provide domestic and international telecommunications services through the resale of switched services of U.S. facilities-based carriers. The FCC reserves the right to condition, modify or revoke such authority for violations of the Communications Act of 1934, as amended, or its rules.

                  Nondominant carriers (i.e., carriers that do not have the power to control prices), such as the Company, currently must maintain tariffs on file with the FCC for their international services, and, as discussed below, the issue of whether nondominant carriers must file tariffs for their interstate, domestic, interexchange services currently is under review. Although the tariffs of nondominant carriers and the rates and charges they specify are subject to FCC review, they are presumed to be lawful and are seldom contested. In general, nondominant domestic common carriers are required to charge reasonable rates and are prohibited from engaging in unreasonable practices in the provision of their services. As an international nondominant carrier, the Company is required to include detailed rate schedules in its international tariffs. The Company has filed all required tariffs with the FCC.

                  On October 31, 1996, the FCC released an order eliminating the requirement that nondominant interstate carriers, such as the Company, maintain tariffs on file with the FCC for domestic interstate services. The FCC's rules are pursuant to authority granted to the FCC in the Telecommunications Act to "forbear" from regulating any telecommunications service provider if the FCC determines that the public interest will be served. Under the new rules, after a nine-month transition period, nondominant interstate carriers need no longer file tariffs, although they have the option of ceasing to file such tariffs immediately. Petitions for review of the FCC's order were filed by MCI, among others, with the United States Court of Appeals for the District of Columbia Circuit, which on February 13, 1997 stayed the FCC's order. Accordingly, on March 6, 1997, the FCC reinstated its prior rules requiring nondominant carriers providing interstate, domestic, interexchange service to file tariffs.

                  Pursuant to the Telecommunications Act, the FCC recently adopted new rules governing the pay telephone industry that, among other things, establish a means by which all pay telephone service providers are compensated for interstate and intrastate calls originating from their pay telephones, including calls that utilize toll-free access. Under the new rules, long distance carriers are required to compensate pay telephone owners a per-call fee for those calls made after October 7, 1996 for which the pay telephone owner is not compensated. Until October 8, 1997, only long distance carriers that generate $100 million or more in revenues will be required to pay a pre-determined monthly amount. Those long distance carriers have the right to charge phone card companies, such as the Company, a fee for each call originating from a pay telephone. One of the Company's long distance carriers has indicated that it intends to charge the Company such fees, although the Company currently is disputing such carrier's method of calculation of payment. To the extent that such payments cannot be passed on to card users, the new rules could have a material adverse effect on the Company.

                  State. The provision of intraLATA or intrastate long distance telecommunications services is subject to various state laws and regulations, including prior certification, notification and/or registration requirements. The scope of such regulation varies from state to state, with certain states requiring the filing and regulatory approval of various certifications and state tariffs. For example, many states regulate prepaid phone card providers by requiring them to apply for certification. While the Company either has obtained, applied or is applying for certification in the states of Florida, New York and California (where the Company conducts a substantial part of its business), there can be no assurance that state regulators will grant the
Company all  required  authorizations.  Currently,  the Florida  Public  Service
Commission ("FPSC") also is considering implementing other rules that specifically regulate prepaid phone card providers. The FPSC is the first state regulatory agency that has taken an aggressive approach toward the regulation of prepaid phone cards. The Company believes that other state regulatory agencies will adopt regulations similar to those which will ultimately be adopted by the

FPSC. The Company continually evaluates the regulations governing the provision of intrastate telecommunications services in numerous states and seeks to obtain operating authority in those states in which it provides or expects to provide service and that require authority. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations and policies of the state regulatory authorities. Fines and other penalties, including, for example, the return of all monies received for intrastate traffic from residents of a state, may be imposed for such violations.

                  The Company believes that it is in compliance with all laws, rules and regulations material to its operations and has obtained, or is in the process of obtaining, all licenses, tariffs and approvals necessary for the conduct of its business. In the future, legislation enacted by Congress, court decisions relating to the telecommunications industry, or regulatory actions taken by the FCC or the states in which the Company operates could adversely impact the Company's business. Changes in existing laws and regulations, in particular the currently proposed relaxation of existing regulations, may have a significant impact on the Company's activities and on the Company's operating results. Adoption of new statutes and regulations and the Company's expansion into new geographic markets could require the Company to alter methods of operation, at costs which could be substantial, or otherwise limit the types of services offered by the Company. There can be no assurance that the Company will be able to comply with additional applicable laws, regulations and licensing requirements.

Trademarks

                  Global Link(R) and the design of the Global Link prepaid phone card are registered trademarks of Global Link. Applications also have been filed to register Global Link(R) and the design of the Global Link(R) phone card in several foreign countries. The Company also has filed trademark applications with the United States Patent and Trademark Office seeking registration for (i) ActiPhone(TM), (ii) Local Link(TM) and (iii) World Card(TM). There can be no assurance that the Company will receive registrations for any applied for trademarks or that any registered trademark will provide the Company with any significant marketing or industry recognition, protection, advantage or benefit.

Employees

                  As of April 11, 1997, the Company had 63 full-time employees and 32 part-time employees. None of the Company's employees is covered by a collective bargaining agreement. The Company never has experienced an employment-related work stoppage and considers its employee relations to be satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

                  In January 1995, Global Link entered into a lease for approximately 7,500 square feet of space located at 5697 Rising Sun Avenue,
Philadelphia, Pennsylvania, which houses the Company's principal executive offices, computer systems and packaging facilities. The term of the lease is five years and provides for an annual rent of $50,400 during 1996, $52,900 during 1997, $55,566 during 1998, and $58,344 during 1999. Global Link is renting this space from JilJac Realty Company, a general partnership owned by Gary J. Wasserson, the Company's Chief Executive Officer.

                  In July 1995, the Company entered into a sublease for 9,400 square feet of space located at 40 Elmont Road, Elmont, New York. The term of the sublease is through July 2000 and provides for an annual rent of $145,700, including utilities. In February 1997, the Company subleased this space through July 2000 for an annual rent of $89,300 for the first 12 months, $94,000 for the second 12 months and $98,700 for the remainder of the term.

                  In  August  1995,  the  Company   entered  into  a  lease  for
approximately 1,930 square feet of space for its sales offices located at 60 East 42nd Street, New York, New York. The term of the lease is 62 months and provides for an annual rent of $45,248.

                  In  April  1997,   the  Company   entered  into  a  lease  for
approximately 2,125 square feet of space located in Roslyn Heights, New York. The term of the lease is one year and provides for an annual rent of $55,781.

                  The Company believes that its facilities are adequate for its present purposes. The Company believes that as it grows, it will require additional facilities, and that such facilities will be readily available.

ITEM 3.           LEGAL PROCEEDINGS

                  The Company is not a party to any material litigation.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.
                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  The  Company's  Common  Stock  and  publicly-traded   warrants
("Public Warrants") are quoted on the Nasdaq SmallCap Market ("Nasdaq") under the symbols GTST and GTSTW, respectively, and listed on the Boston Stock Exchange under the symbols GTL and GTLW, respectively. The following table sets forth the high and low bid prices for the Common Stock and Public Warrants for the periods indicated, as reported by Nasdaq, which is the principal trading market for the Company's securities. The prices represent inter-dealer quotations, which do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.


                                  Common Stock           Public Warrants
                             --------------------      --------------------
                              High          Low         High         Low
                             -------      -------      ------       -------
1995
   First Quarter .......      $   18      $11-3/8      $2-3/4        $   1
   Second Quarter ......      17-5/8      13-1/2       2-7/8         1-5/8
   Third Quarter .......      20-1/4      16-7/8       2-13/16       1-3/4
   Fourth Quarter ......      19-1/2      13-1/8       2-3/4         1-1/8

1996
   First Quarter .......      20-5/8      15-3/8              3      1-3/4
   Second Quarter ......      18-3/8      11-5/8       2-5/8         1-1/4
   Third Quarter .......          12            6      1-1/2         7/8
   Fourth Quarter ......      10-1/2            6      1-3/16        3/8

1997
   First Quarter .......      14-3/8      10-1/2       1-11/16       5/8
   April 1 - April 11 ..      10-1/4      8-7/8        7/8           1/2

                  On April 11, 1997, the last sale prices for the Common Stock and Public Warrants as reported by Nasdaq were $10-5/16 and $1, respectively.

                  As of April 11, 1997, there were 1,856,448 shares of Common Stock outstanding and Public Warrants (including warrants ("May 1996 Warrants") issued in connection with a $3,000,000 private offering consummated by the Company in May 1996 ("May 1996 Private Placement")) to purchase 1,380,560 shares of Common Stock outstanding, held of record by 115 and 63 holders, respectively. The Company believes that there are in excess of 500 beneficial holders of each of its publicly-traded securities.

Dividends

                  The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain earnings, if any, to finance the growth and development of its business and does not anticipate paying any cash dividends in the foreseeable future. Certain of the Company's agreements prevent the Company from declaring or paying cash dividends on its capital stock.

Recent Sales of Unregistered Securities

                  During the year ended December 31, 1996, the Company made the following sales of unregistered securities:

                                                                   Consideration Received
                                                                     and Description of                         If Option, Warrant
                                                                   Underwriting or Other                          or Convertible
                                                                    Discounts to Market      Exemption from     Security, Terms of
                                                                     Price Afforded to        Registration         Exercise or
Date of Sale               Title of Security       Number Sold           Purchasers             Claimed             Conversion
------------               -----------------       -----------           ----------             -------             ----------
1/96 - 12/96            options to purchase          104,010      options granted - no            4(2)         exercisable for five
                        Common Stock granted                      consideration received                       years from date of
                        to employees                              by Company until                             vesting or grant at
                                                                  exercise                                     exercise prices
                                                                                                               ranging from $7.875
                                                                                                               to $18.375 per share
-----------------------------------------------------------------------------------------------------------------------------------
1/96                    warrants to purchase          66,667      consulting services             4(2)         exercisable for five
                        shares of Common                                                                       years from date of
                        Stock issued to Whale                                                                  grant at an exercise
                        Securities Co., L.P.                                                                   price of $15.375 per
                        ("Whale") and its                                                                      share
                        designees
-----------------------------------------------------------------------------------------------------------------------------------
2/96                    Common Stock                 572,773      exchange of shares of           4(2)         N/A
                                                                  Global Link in
                                                                  connection with Global
                                                                  Link Merger
-----------------------------------------------------------------------------------------------------------------------------------
2/96                    options to purchase           36,642      exchange of options of          4(2)         exercisable for five
                        Common Stock granted                      Global Link in                               years from date of
                        to employees                              connection with Global                       grant at exercise
                                                                  Link Merger                                  prices ranging from
                                                                                                               $1.98 to $7.92 per
                                                                                                               share
-----------------------------------------------------------------------------------------------------------------------------------
2/96                    Common Stock                  17,602      partial satisfaction of         4(2)         N/A
                        debt owed to Peoples
                        Telephone Company,
                        Inc.
-----------------------------------------------------------------------------------------------------------------------------------
3/96                    options to purchase           23,338      options granted - no            4(2)         exercisable for ten
                        Common Stock granted                      consideration received                       years from date of
                        to directors                              by Company until                             grant at an exercise
                                                                  exercise                                     price of $15.75 per
                                                                                                               share
-----------------------------------------------------------------------------------------------------------------------------------
5/96                    Common Stock                 200,000      $3,000,000(1)                   4(2)         N/A
                        -------------------------------------                                                  --------------------
                        May 1996 Warrants          to purchase                                                 exercisable through
                                                  400,000 shares                                               December 14, 1999
                                                    of Common                                                  at an exercise price
                                                    Stock for                                                  of $12.00 per share
                                                   $12.00/share
-----------------------------------------------------------------------------------------------------------------------------------
12/96                   December 1996                1,000,000    $3,000,000(2)                   4(2)         exercisable for five
                        Warrants                                                                               years from date of
                                                                                                               grant at an exercise
                                                                                                               price of $7.50 per
                                                                                                               share
----------------------------------------------------------------------------------------------------------------------------------

(1) Whale served as the placement agent in connection with the May 1996 Private Placement and received an option to purchase 20,000 shares of Common Stock and May 1996 Warrants to purchase 40,000 shares of Common Stock at an exercise price of $300,000.

(2) Whale was paid a finder's fee in connection with a $3,000,000 private offering consummated by the Company in December 1996 ("December 1996 Private Placement") of warrants to purchase 50,000 shares of Common Stock at an exercise price of $7.50 per share ("December 1996 Warrants"). Additionally, Graubard Mollen & Miller, the Company's general counsel, received $50,000 of promissory notes ("December 1996 Notes") and 16,667 December 1996 Warrants in payment of certain legal fees and expenses.

                                      15

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The following discussion should be read in conjunction with the Company's Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this Report. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Forward-Looking Statements

                  When used in this Report and in future filings by the Company with the Securities and Exchange Commission ("SEC"), the words or phrases "will likely result," "management expects" or "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Company Overview

                  On February 29, 1996, the Company  acquired,  through a merger
("Global Link Merger"), all of the outstanding capital stock of Global Link for a purchase price of approximately $11,400,000. Prior to the Global Link Merger, GTS focused on marketing custom-designed prepaid phone cards for business promotional use and other retail products utilizing prepaid phone card technology. Global Link marketed primarily traditional prepaid phone cards through various retailers and distributors, including supermarkets, convenience stores, travel agencies and tour wholesalers and Company-owned and operated retail phone centers. Capitalizing on the strengths of their prior businesses, GTS and Global Link have integrated their operations to create a more diversified prepaid phone card company. Global Link's operating results were consolidated with the Company's commencing on March 1, 1996.

                  The Company generates revenues from the sales of prepaid phone cards. Since its inception, the Company's annual revenues have consistently increased. However, the Company has made significant up-front expenditures in connection with its continuing expansion, which also have caused the Company's annual operating expenses (including salaries of executive, creative, sales, marketing, technical and other personnel) to steadily increase. Consequently, the Company's expenses have exceeded its revenues, resulting in losses of $6,920,222 and $2,970,121, respectively, for the years ended December 31, 1996 and 1995.

                  The Company records deferred revenue at the time it sells its prepaid phone cards. The Company recognizes revenue (i) at the time the consumer accesses long distance services utilizing the Company's phone cards or (ii) when the phone card expires (generally 12 to 18 months after issuance or six to 12 months after last use). At the time revenue is recognized, the costs to which that revenue specifically relates also are recognized. When the Company recognizes revenue due to the expiration of a phone card, the Company does not incur any long distance costs associated with that revenue. As of December 31, 1996 and 1995, the Company's deferred revenue was $4,431,309 and $3,513,909, respectively (an increase of $917,400 or 26.1%).

                  The Company's primary cost of sales are the costs of providing the long distance service and the design and production of its prepaid phone cards. The cost of providing long distance service represents obligations to carriers that provide minutes of long distance over their networks and services associated with the Company's phone cards. Long distance carrier costs constituted 55% and 59% of net sales for 1996 and 1995, respectively. The Company anticipates that its costs of providing long distance service as a percentage of revenue will decrease as these carriers begin to offer volume discounts to the Company based on an increased number of minutes carried over their networks.

                  The Company's selling and marketing expenses consist primarily of salary and related employment expenses for the Company's in-house sales force, advertising and promotional expenses, and commissions payable to third party distributors, sales agents and brokers. The Company's general and administrative expenses consist primarily of salaries and occupancy costs.

                  At December 31, 1996, the Company had net operating loss carryforwards ("NOLs") aggregating approximately $14,167,000 available to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), utilization of prior NOLs is limited after an ownership change, as defined in this Section, to an amount equal to the value of the loss corporation's outstanding stock immediately before the date of the ownership change, multiplied by the federal long-term tax-exempt rate in effect during the month that the ownership change occurred. As a result of the Global Link Merger, the Company is subject to limitations on the use of its NOLs as provided under
Section 382. Accordingly, there can be no assurance that a significant amount of existing NOLs will be utilized by the Company.

Results of Operations

                  The following table sets forth, for the period indicated, items from the Company's Consolidated Statements of Operations expressed as a percentage of revenues:

                                                   Percentage of Sales
                                       ---------------------------------------
                                                  Years Ended December 31,
                                       ---------------------------------------
                                              Actual             Pro Forma
                                       -------------------    ----------------
Traditional card sales: ............      1995      1996      1995      1996
                                          ------    ------    ------    ------
 Domestic card sales ...............      33.4%     71.3%     77.2%     72.6%
 International card sales ..........       1.1       8.3       4.8       8.2
                                         ------    ------    ------    ------
    Total ..........................      34.5      79.6      82.0      80.8
Promotional card and specialized ...      65.5      20.4      18.0      19.2
  retail product sales .............       --        --        --        --
    Net sales ......................     100.0     100.0     100.0     100.0
Cost of sales ......................      92.0      66.5      75.7      66.7
                                         ------    ------    ------    ------
    Gross profit ..................       8.0      33.5      24.3      33.3
                                         ------    ------    ------    ------
Selling and marketing expenses .....      42.4      27.7      28.0      28.5
General and administrative expenses.      64.9      48.5      50.6      47.2
Depreciation and amortization ......       1.3      11.8      13.5      12.5
                                         ------    ------    ------    ------
    Operating expenses .............     108.6      88.0      92.1      88.2
                                         ------    ------    ------    ------
    Operating loss .................    (100.6)    (54.5)    (67.8)    (54.9)
                                         ------    ------    ------    ------
Interest income ....................       6.1       0.6       1.9       0.6
Interest expense ...................       0        (3.3)     (1.8)     (3.2)
Other ..............................       0         0.1       0.1       0.1
                                         ------    ------    ------    ------
    Loss before income taxes .......     (94.5)    (57.1)    (67.6)    (57.4)
Income tax expense .................       --        --        --        --
                                         ------    ------    ------    ------
    Net loss .......................     (94.5%)   (57.1%)   (67.6%)   (57.4%)
                                         ======    ======    ======    ======

Pro Forma Year Ended December 31, 1996 Compared to Pro Forma Year Ended December 31, 1995

                  Pro forma net sales for the year ended December 31, 1996 were $13,485,000, compared to approximately $11,574,000 for the year ended December 31, 1995, an increase of $1,911,000 or 16.5%. Pro forma net sales of traditional phone cards sold domestically amounted to approximately $9,790,000 for the year ended December 31, 1996, compared to $8,933,000 for the year ended December 31, 1995, an increase of approximately $857,000 or 9.6%. Pro forma net sales of traditional phone cards sold internationally amounted to approximately $1,111,000 for the year ended December 31, 1996, compared to approximately $550,000 for the year ended December 31, 1995, an increase of approximately
$561,000 or 102%. Pro forma net sales of promotional cards and other retail products utilizing prepaid phone card technology increased to $2,584,000 in 1996 from $2,091,000 in 1995, an increase of $493,000 or 23.6%. Gross margins increased to 33% of net sales for the year ended December 31, 1996, compared to 24% of net sales for the prior year. The increase in the gross margin was primarily a result of a decrease in transmission costs as a percentage of sales.

                  The pro forma net loss for the year ended December 31, 1996 was approximately $7,739,000, compared to $7,822,000 for the year ended December 31, 1995, a decrease of $83,000 or 1.1%. This decrease was a result of a significant increase in gross profit of approximately $1,682,000 discussed above, offset by an increase in operating expenses of approximately $1,230,000 and an increase of approximately $370,000 in interest expense, net of interest income.
                                       17

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

                  Net  sales  for  the  year  ended   December   31,  1996  were
$12,121,365, compared to $3,144,350 for the year ended December 31, 1995, an increase of $8,977,015, or 285.5%. Approximately $8,137,000 of the total 1996 net sales were derived from Global Link, whose operating results were consolidated with the Company commencing on March 1, 1996. Net sales of traditional phone cards sold domestically were $8,642,000 for the year ended December 31, 1996, compared to $1,050,000 for the year ended December 31, 1995, an increase of approximately $7,592,000. Net sales of traditional phone cards sold internationally to business and leisure travelers destined for the United States were $1,001,000 in 1996, compared to $35,000 in 1995, an increase of $966,000. Net sales generated from the sale of promotional cards and other retail products utilizing prepaid phone card technology during 1996 were $2,478,000, compared to $2,059,000 in 1995, an increase of $419,000, or 20.3%.
The Company's gross margins increased to 33.5% of net sales for the year ended December 31, 1996, compared to 8.0% of net sales for the prior year. The increase in the gross margin was primarily a result of a decrease in transmission costs as a percentage of sales and a decrease in production costs as a percentage of sales. The decrease in transmission costs was primarily attributable to volume discounts, which were negotiated with the Company's carriers based upon a substantial increase in the minutes of use.

                  Selling and marketing expenses were $3,355,778 (27.7% of net sales) for the year ended December 31, 1996, compared to $1,332,348 (42.4% of net sales) for the year ended December 31, 1995. Approximately $1,125,000 of the increase was due to increased salaries and benefits of marketing and sales personnel. Additionally, approximately $161,000 of the increase was due to additional travel expenses, $173,000 to commissions paid to independent third party distributors, sales agents and brokers, and $345,000 to an increase in the provision for uncollectible accounts receivable, all of which increased as a result of the significant increase in net sales.

                  General and administrative expenses were $5,883,858 (48.5% of net sales) for the year ended December 31, 1996, compared to $2,041,010 (64.9% of net sales) for the year ended December 31, 1995. The increase consists of approximately $1,294,000 in salaries and related benefits of other additional personnel which make up the Company's infrastructure, including accounting, legal, customer service and support and information technology personnel; approximately $407,000 of additional amortization of deferred compensation costs with respect to warrants issued to outside consultants; approximately $632,000 in rent costs; approximately $192,000 due to the write-off of the remaining net assets of certain retail phone centers closed or scheduled to close in 1997; $150,000 in severance to be paid to a former officer; and $343,000 due to the write-off of convertible notes receivable and accrued interest thereon.

                  Depreciation and amortization expense increased by approximately $1,387,000, primarily due to the amortization of goodwill of $1,061,000 resulting from the Global Link Merger and the acquisition of additional switching equipment.

                  Investment and interest income was $73,834 for the year ended December 31,1996, compared to $192,482 for the year ended December 31, 1995. The decrease of $118,648 was a result of lower balances of cash and cash equivalents on hand.

                  Interest expense for the year ended December 31, 1996 increased to $395,674 from $0 for the year ended December 31, 1995, as a result of interest on the $2,800,000 convertible debentures ("Convertible Debentures") and amounts due to Peoples, interest expense on capital lease obligations recorded in 1996 and the amortization of the unearned discount and deferred financing costs relating to the issuance of notes payable pursuant to the December 1996 Private Placement.

                  For the foregoing reasons, the Company incurred a net loss of $6,920,222 for the year ended December 31, 1996, compared to a net loss of $2,970,121 for the year ended December 31, 1995.

Liquidity and Capital Resources

                  At December 31, 1996 the Company had cash and cash equivalents of $1,352,322 and working capital of ($5,630,385), compared to $928,516 and $1,126,321, respectively, at December 31, 1995. This decrease in working capital was primarily a result of the assumption by the Company of certain obligations and other debt of Global Link in connection with the Global Link Merger.

                  In May 1996, the Company consummated the May 1996 Private Placement from which the Company derived gross proceeds of $3,000,000 through the sale of 200,000 shares of Common Stock and May 1996 Warrants to purchase 400,000 shares of Common Stock.

                  In December 1996, the Company consummated the December 1996 Private Placement, a private offering from which the Company derived gross proceeds of $3,000,000 through the sale of December 1996 Notes in the aggregate principal amount of $3,000,000 and 1,000,000 December 1996 Warrants.

                  Net cash used in operating activities for the year ended December 31, 1996 of $3,601,684 was primarily due to the Company's net loss and a decrease in accounts payable and accrued liabilities and deferred revenue, offset by non-cash items such as depreciation and amortization, increases in sales and excise taxes payable and a decrease in accounts receivable. Accounts receivable are generated pursuant to sales of prepaid phone cards primarily to distributors and retail establishments. Typically, the Company provides 30-day terms (or less) to reputable retail establishments that sell its phone cards. Deferred revenue represents sales of prepaid phone cards for which revenue has not yet been recognized, but will typically be recognized in future periods as customers access long distance services or at the expiration dates of the phone cards. Net cash used in investing activities for the year ended December 31, 1996 consisted of $347,983 of capital expenditures, net of $160,190 in net cash acquired in the Global Link Merger. Net cash provided by financing activities consisted of $2,611,569 of net proceeds from the issuance of Common Stock and May 1996 Warrants in connection with the May 1996 Private Placement, $2,850,000 of net proceeds from the issuance of notes payable in connection with the December 1996 Private Placement, net of payments to Peoples of $930,707, the lending of $250,655 to Global Link prior to the Global Link Merger and payments on capital lease obligations of $55,073. Under its carrier agreement with Sprint, the Company must fulfill a $200,000 per month usage commitment.

                  During 1996, the Company experienced significant losses and negative cash flow from operations, particularly in the last ten months of the year following the Global Link Merger. As a result, the Company assessed the recoverability of goodwill as of December 31, 1996. In connection with its assessment of recoverability, management prepared and reviewed estimates of future cash flows (undiscounted and without interest charges) and also considered whether the 15 year amortization period originally assigned to the goodwill remained appropriate as of the balance sheet date. The Company's projections considered recent developments in the Company's business as well as projected growth rates for the prepaid phone card industry obtained from external sources. Based on this assessment, management concluded that no impairment loss was required to be recognized as of December 31, 1996. In addition, management concluded that the 15 year amortization period initially selected at the time of the Global Link Merger remains appropriate as of December 31, 1996.

                  The assessment of goodwill recoverability, which is heavily dependent on projected financial information and the goodwill amortization period, are significant accounting estimates as contemplated by the American Institute of Certified Public Accountants' Statement of Position 94-6,
"Disclosure of Certain Significant Risks and Uncertainties." Further, the Company operates in an industry which is rapidly evolving and extremely competitive. It is reasonably possible that the Company's accounting estimates with respect to the useful life and ultimate recoverability of goodwill could change in the near term and that the effect of such changes on the financial statements could be material. While management currently believes that the recorded amount of goodwill is not impaired, there can be no assurance that the Company's future results will confirm this assessment or that a significant write-down or write-off of goodwill will not be required in the future.

                  As indicated in the accompanying financial statements, the Company incurred a net loss of $6,920,222 in 1996 and is in a negative working capital position of approximately $5,630,385 at December 31, 1996. Management's projections indicate that the Company anticipates that it will continue to generate operating losses and negative cash flow at least through 1997. The Company has substantial capital requirements resulting from the funding of losses from operations and the need to finance continued growth. The Company anticipates that it will need to raise capital during 1997 in order to meet its capital requirements as they occur. Accordingly, the Company has entered into an agreement with Wheatley Partners, L.P. ("Wheatley"), an affiliate of the Company, pursuant to which Wheatley has agreed that if by June 1, 1997, the Company does not consummate a financing raising a minimum of $2,500,000, Wheatley will exercise a minimum of 333,333 of the December 1996 Warrants that it received in the December 1996 Private Placement, resulting in gross proceeds to the Company of at least $2,500,000. The Company believes that this financing would satisfy the Company's cash requirements until the end of 1997. The Company does not have any other arrangements with respect to, or sources of, additional financing and there can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all. The failure to obtain such financing could have a material adverse effect on the Company.

ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements


Global Telecommunication Solutions, Inc.

  Independent Auditors' Report...........................................F-2

  Consolidated Balance Sheets at December 31, 1996
     and 1995............................................................F-3

  Consolidated Statements of Operations for the
     Years ended December 31, 1996 and 1995..............................F-4

  Consolidated Statements of Stockholders' Equity
     for the Years ended December 31, 1996 and 1995......................F-5

  Consolidated Statements of Cash Flows for the
     Years ended December 31, 1996 and 1995..............................F-6

  Notes to Consolidated Financial Statements.............................F-7

                          Independent Auditors' Report


The Board of Directors and Stockholders
Global Telecommunication Solutions, Inc.:


We have audited the accompanying consolidated balance sheets of Global Telecommunication Solutions, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Telecommunication Solutions, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                      /s/ KPMG Peat Marwick LLP
                                                     KPMG Peat Marwick LLP

March 21, 1997
Philadelphia, Pennsylvania

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           December 31, 1996 and 1995


                                   Assets                                                  1996                 1995
                                                                                           ----                 ----

Current assets:
    Cash                                                                              $ 1,352,322          $   928,516
    Accounts receivable, less allowance for doubtful accounts
      of $399,000 and $165,000 in 1996 and 1995, respectively                           2,450,119            3,508,250
    Inventory                                                                             202,129              268,874
    Deferred costs                                                                      1,127,887            1,235,972
    Convertible notes receivable                                                               --              325,000
    Note receivable                                                                            --              237,000
    Prepaid royalties and patent license fees                                              95,396              292,911
    Prepaid expenses and other current assets                                             164,876              155,008
                                                                                    -------------         ------------
            Total current assets                                                        5,392,729            6,951,531
                                                                                     ------------          -----------
Goodwill, net (notes 3 and 13)                                                         18,008,599                   --
Fixed assets, net                                                                       1,948,917              428,381
Deferred financing fees, net                                                              270,219                   --
Other assets                                                                              198,901              102,052
                                                                                    -------------         ------------
            Total assets                                                              $25,819,365           $7,481,964
                                                                                      ===========           ==========
                    Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                                    3,238,666            1,819,813
    Accrued liabilities                                                                   542,965              491,488
    Deferred revenues                                                                   4,431,309            3,513,909
    Estimated sales and excise tax liability (note 8)                                   1,684,478                   --
    Amounts payable to affiliate                                                        1,073,921                   --
    Capital lease obligation, current                                                      51,775
                                                                                    -------------
            Total current liabilities                                                  11,023,114            5,825,210
                                                                                      -----------           ----------
Capital lease obligation, long-term                                                        42,002                   --
Convertible notes payable                                                               2,800,000                   --
Notes payable, net of unearned discount of $1,484,040                                   1,565,960                   --
                                                                                      -----------          -----------
            Total liabilities                                                          15,431,076            5,825,210
                                                                                      -----------          -----------
Commitments and contingencies (notes 8, 10 and 14)
Stockholders' equity:
    Preferred stock, $.01 par value, authorized 1,000,000 shares;
      none issued                                                                              --                   --
    Common stock, $.01 par value, authorized 35,000,000 shares;
      issued and outstanding 1,837,601 and 1,047,226 shares, respectively                  18,376               10,472
    Additional paid-in capital                                                         22,990,766            7,329,729
    Deferred compensation                                                               (102,498)            (197,165)
    Accumulated deficit                                                              (12,406,504)          (5,486,282)
    Cumulative foreign currency translation adjustment                                   (11,851)                   --
    Common stock note receivable                                                        (100,000)                   --
                                                                                   --------------           ----------
            Total stockholders' equity                                                 10,388,289            1,656,754
                                                                                      -----------           ----------
            Total liabilities and stockholders' equity                                $25,819,365           $7,481,964
                                                                                      ===========           ==========


           See accompanying notes to consolidated financial statements

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                     Years ended December 31, 1996 and 1995



                                                      1996              1995
                                                      ----              ----
Net sales ..................................     $ 12,121,365      $  3,144,350
Cost of sales ..............................        8,066,315         2,892,580
                                                 ------------      ------------
     Gross profit ..........................        4,055,050           251,770
                                                 ------------      ------------
Selling and marketing expenses .............        3,355,778         1,332,348
General and administrative expenses ........        5,883,858         2,041,010
Depreciation and amortization ..............        1,427,296            40,859
                                                 ------------      ------------
     Operating expenses ....................       10,666,932         3,414,217
                                                 ------------      ------------
     Operating loss ........................       (6,611,882)       (3,162,447)
Interest income ............................           73,834           192,482
Interest expense ...........................         (395,674)             --
Other ......................................           14,000               344
                                                 ------------      ------------
     Loss before income taxes ..............       (6,919,722)       (2,969,621)
                                                 ------------      ------------
Income tax expense .........................              500               500
                                                 ------------      ------------
     Net loss ..............................     $ (6,920,222)       (2,970,121)
                                                 ============      ============
Net loss per share .........................     $      (4.14)     $      (2.84)
                                                 ============      ============
Weighted average shares of common stock ....        1,670,755         1,047,226
                                                 ============      ============


   See  accompanying  notes  to  consolidated  financial statements.

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                     Years ended December 31, 1996 and 1995




                                                                                                             Cumulative     Total
                                                                                                              Foreign     Stock-
                                                      Additional                                Common        Currency    holder's
                                   Common Stock        paid-in      Deferred    Accumulated   Stock Note     Translation  equity
                              Shares        Amount     capital    compensation    deficit     receivable     Adjustment  (deficit)
                              ------        ------     --------   ------------  -----------   ----------     ----------  ----------
Balance at January 1,
   1995                      1,047,226      10,472    7,044,729         --      (2,516,161)        --           --       4,539,040
Deferred compensation
 arising from grant of
 stock options and warrant       --           --        285,000     (285,000)         --           --           --            --
Amortization of deferred
 compensation                    --           --           --         87,835          --           --           --          87,835
Net loss for 1995                --           --           --           --      (2,970,121)        --           --      (2,970,121)
                            -----------  -----------  -----------   ----------   -----------    ---------  ----------   -----------
Balance at December 31,
  1995                       1,047,226      10,472    7,329,729     (197,165)   (5,486,282)        --           --       1,656,754
                            ===========  =========== ===========   ==========   ===========    =========   ==========   ===========
Issuance of common stock
  in connection with merger    590,375       5,904   11,033,584         --            --       (100,000)         --     10,939,488
Deferred compensation
  arising from grant of
  stock options and warrants    --           --         400,000     (400,000)         --          --            --            --
Issuance of common stock and
  warrants                    200,000        2,000    2,609,569         --            --          --            --       2,611,569
Issuance of warrants            --           --       1,617,884         --            --          --            --       1,617,884
Amortization of deferred
  compensation                  --           --           --         494,667          --          --            --         494,667
Foreign currency translation
  adjustment                    --           --           --            --            --          --         (11,851)      (11,851)
Net loss for 1996               --           --           --            --      (6,920,222)       --            --      (6,920,222)
                           -----------  -----------  -----------   -----------   -----------   ---------   ----------   -----------
                            1,837,601       18,376   22,990,766     (102,498)  (12,406,504)   (100,000)      (11,851)   10,388,289
                           ===========  ===========  ===========   ===========   ===========   =========   ==========   ===========

    See   accompanying   notes  to  consolidated financial statements.

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     Years ended December 31, 1996 and 1995

                                                                                        1996                   1995
                                                                                        ----                   ----
Cash flows from operating activities:
   Net loss                                                                         $(6,920,222)           $(2,970,121)
Adjustments to reconcile net loss to net cash
      used in operating activities:
          Depreciation and amortization                                               1,427,296                 40,859
          Amortization of deferred compensation                                         494,667                 87,835
          Amortization of unearned discount                                              58,004                   --
          Amortization of deferred financing fees                                        27,815                   --
          Write-off of convertible notes receivable and accrued interest                343,000                   --
Changes in operating assets and liabilities, net of effects of acquisition
(note 3):
          Decrease (increase) in accounts receivable                                  2,014,565             (1,608,333)
          Decrease (increase) in inventory                                               76,745                (66,343)
          Decrease (increase) in deferred costs                                         108,085               (640,542)
          Decrease (increase) in prepaid royalties and patent license fees              197,515               (163,566)
          Decrease (increase) in prepaid expenses and other current assets               34,321                (72,664)
          Decrease (increase) in other assets                                            33,755                (83,434)
          Increase (decrease) in accounts payable                                      (923,342)             1,206,426
          Increase (decrease) in accrued liabilities                                   (450,989)                31,844
          Increase in sale and excise and tax liability                                 957,847                   --
          Increase (decrease) in deferred revenue                                    (1,080,746)               916,806
                                                                                  --------------            ----------
              Net cash used in operating activities                                  (3,601,684)            (3,321,233)
                                                                                  --------------            -----------

Cash flows from investing activities:
         Purchases of fixed assets                                                     (347,983)              (323,511)
         Convertible notes receivable                                                        --               (325,000)
         Net cash acquired in acquisition                                               160,190                   --
         Note receivable                                                                     --               (237,000)
                                                                                  --------------              ----------
              Net cash used in investing activities                                    (187,793)              (885,511)
                                                                                  --------------             -----------

Cash flows from financing activities:
         Net proceeds from issuance of common stock
           and warrants                                                               2,611,569                   --
         Net proceeds from issuance of promissory notes and warrants                  2,850,000                   --
         Payment of notes payable to affiliate                                         (930,707)                  --
         Increase in notes receivable from Global Link prior to merger                 (250,655)                  --
         Payments on capital lease obligation                                           (55,073)                  --
                                                                                   -------------            ----------
              Net cash provided by financing activities                               4,225,134                   --
                                                                                 --------------             ----------
              Effects of exchange rate changes on cash                                  (11,851)                  --
                                                                                 --------------             ----------
                      Net increase (decrease) in cash                                   423,806            (4,206,744)
Cash at beginning of year                                                               928,516              5,135,260
                                                                                 --------------             ----------
Cash at end of year                                                                   1,352,322                928,516
                                                                                 ==============            ===========

Supplemental disclosures:
   Interest paid during the period                                                      134,999                --
                                                                                 ==============            ===========
   Income taxes paid during the period                                                      500                    500
                                                                                 ==============            ===========
Noncash investing and financing activities:

      Issuance of Common Stock in connection with acquisition                        11,039,488                --
                                                                                 ==============            ===========
      Capital lease obligations incurred to acquire fixed assets                        148,850                --

      Deferred compensation arising from grant of stock option                   ==============            ===========
          and warrants                                                                  400,000                285,000
                                                                                 ==============            ===========
      Issuance of notes payable in payment of certain legal fees                         50,000                --
                                                                                 ==============            ===========
      Issuance of notes payable and warrants in connection with
          private placement (note 4)                                                  1,617,884                --
                                                                                 ==============            ===========
      Exchange of notes receivable for fixed assets                                      64,000                --
                                                                                 ==============            ===========

    See  accompanying  notes  to  consolidated  financial statements.
                                       F-6

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995

(1)      Business

         Global Telecommunication Solutions, Inc. (the "Company"), was incorporated on December 23, 1992 and is engaged in the marketing and distribution of prepaid phone cards. The Company's phone cards provide consumers access to long distance services through its switching facilities and long distance network arrangements.

         The majority of the Company's customers are retail establishments, distributors and businesses which sell the phone cards to the ultimate user, or which acquire the Company's phone cards to promote their business or products. Accounts receivable arise in the normal course of the Company's business of selling prepaid phone cards primarily to such customers.

(2)      Summary of Significant Accounting Policies

         (a)      Revenue and Cost Recognition

                  Substantially all the prepaid phone cards sold by the Company are non-refundable and have expiration dates ranging from twelve to eighteen months after issuance or six to twelve months after last use. The Company records the net sales price as deferred revenue when cards are sold and recognizes revenue as the ultimate consumer utilizes calling time or, in the case of promotional phone card programs, during the period the program is executed. Deferred revenue relating to unused calling time remaining at each card's expiration is recognized as revenue upon the expiration of such card. Agent discounts are recorded as a reduction of gross revenue.

                  The Company's primary costs of its prepaid phone cards include the cost of long distance carrier services and the design and production of the cards. Costs are expensed as incurred, except the cost of design and production of the card, which are deferred and expensed when the related revenue is recognized.

         (b)      Inventory

                  Inventory consists of phone card production and packaging costs and is stated at the lower of cost or market, with cost determined using the average cost method.

         (c)      Property and Equipment

                  Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Expenditures for maintenance and repairs are charged to operations as incurred.

                  The estimated useful lives used in computing depreciation of property and equipment are as follows:

                  Furniture and fixtures                              7 years
                  Machinery and equipment                       7 to 10 years
                  Computers and office equipment                      5 years
                  Vehicles                                            5 years

                  Leasehold improvements are amortized over the lives of the respective leases or the useful life of the improvements, whichever is shorter.

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         (d)      Goodwill

                  Goodwill represents the unamortized excess of the cost over the fair values of the net assets acquired in the Global Link acquisition (see note 3 for a description of the acquisition). Amortization expense of $1,060,501 for the year ended December 31, 1996 was computed by using the straight-line method over 15 years. The Company periodically reviews goodwill to assess recoverability and any impairment would be charged to operations in the period in which such impairment becomes evident. The Company's policy is to evaluate the recoverability of goodwill based on forecasted undiscounted cash flows from operations (See note 13).

         (e)      Deferred Financing Fees

                  Deferred financing fees represent costs incurred in raising capital and are included in other assets. Amortization of those costs to interest expense is calculated using the interest method and totaled $27,815 for the year ended December 31, 1996.

         (f)      Income Taxes

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

         (g)      Loss Per Share

                  Net loss per share is based on the weighted average number of shares of common stock outstanding. Common stock equivalents were not included in the calculation of weighted average common shares outstanding for the years ended December 31, 1996 and 1995 since their effect would be to decrease net loss per share.

         (h)      Use of Estimates

                  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates (See note
                  13).

         (i)      Fair Value of Financial Instruments

                  The carrying amounts of accounts receivable and accounts payable approximate fair value because of the short maturity of those items. The carrying amount of the notes payable is significantly less than its face amount since it is presented net of the unearned discount (See note 4).

         (j)      Foreign Currency Translation

                  Assets and liabilities of the Company's Canadian subsidiary have been translated at rates of exchange at the end of the period. Revenues, costs and expenses have been translated at average exchange rates in effect during each reporting period. Gains and losses resulting from foreign currency transactions

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  are included in income while translation adjustments resulting
                  from   translation   of  financial   statements  are  reported
                  separately as a component of stockholders' equity.

         (k)      Stock Option Plan

                  Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense generally would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price of options granted. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock- Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and adopt the pro forma disclosure provisions of SFAS No. 123 (See note 11).

         (l) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

                  The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations or liquidity.

         (m)      Obligations to Long Distance Carriers

                  The Company has entered into carrier agreements or arrangements with certain long distance carriers to provide its card users with access to long distance service. The Company accrues for the cost of long distance services in the period such services are rendered based on contract rates and call volumes per traffic reports.

         (n)      Business and Credit Concentrations

                  The majority of the Company's customers are retail establishments, distributors and businesses which sell the phone cards to the ultimate user, or which utilize the card to promote their business or products. For the year ended December 31, 1996, the Company had three customers that accounted for approximately 13%, 12% and 11% of net sales. For the year ended December 31, 1995, one customer accounted for approximately 18% of net sales.

(3)      Acquisition

         On February 29, 1996, pursuant to an Agreement and Plan of Merger dated January 18, 1996, the Company through a wholly owned subsidiary acquired all the issued and outstanding common stock of Global Link Teleco Corporation ("Global Link"). The acquisition was accounted for as a purchase. Accordingly, the acquired assets and liabilities were

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         recorded at their estimated fair values at the date of acquisition and the operating results of Global Link have been included in the accompanying consolidated statement of operations from the acquisition date.

         In connection with the merger, the Company issued 572,773 shares of common stock in exchange for all of the issued and outstanding common stock of Global Link. In addition, the Company issued 17,602 shares of common stock to Peoples Telephone Company, Inc. ("Peoples"), a creditor of Global Link and an affiliate. The total cost of the acquisition was approximately $11,400,000 including direct transaction costs of approximately $344,000.

         The acquisition resulted in goodwill of $19,069,000, based on an allocation of purchase price, calculated as follows:

         Fair market value of common stock issued                  $11,040,000
         Fair value of liabilities assumed                          10,811,000
         Fair value of assets acquired                              (3,126,000)
         Acquisition related costs                                     344,000
                                                                  -------------
         Goodwill                                                  $19,069,000
                                                                   ===========

         The following unaudited combined pro forma information reflects the results of operations assuming the acquisition of Global Link had been made at the beginning of the respective years.

                                                        Year ended
                                                        December 31,
                                               ---------------------------
                                                  1996               1995
                                                  ----               ----
Net sales                                      $13,484,000        $11,574,000
Net loss                                        (7,739,000)        (7,822,000)
Net loss per share                             $     (4.38)       $     (4.78)

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

(4)      Financing Transactions and Debt Obligations

         In May 1996, the Company sold 200,000 shares of the Company's common stock and warrants to purchase 400,000 shares of common stock through a private placement for an aggregate of $3,000,000 (the "May Private Placement"). Costs of issuance totaled $388,431 consisting principally of placement agent fees and certain professional fees. Each warrant entitles the holder to purchase shares of common stock at a price of $12.00 per share, subject to adjustment in certain circumstances. The warrants are redeemable by the Company at any time upon notice of not less than 30 days, provided that the closing bid quotation of the common stock on all 20 trading days ending on the third day prior to the day on which the Company gives notice has been at least 187.5% of the then effective exercise price of the warrants, however, they are not redeemable by the Company until the warrants are registered for sale and transferred by the original purchasers. In connection with this private placement, the Company issued a warrant to Whale Securities Co., L.P., the placement agent ("Whale") to purchase through May 10, 2001, up to 20,000 shares of common stock and warrants to purchase 40,000 shares of common stock for $15.00 per each share of common stock and two warrants.

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         On December 20, 1996, the Company completed a private placement (the "December Private Placement") from which the Company derived gross proceeds of $3,000,000 through the sale of $3,000,000 of promissory notes and 1,000,000 common stock purchase warrants. Each warrant is exercisable at any time during the period commencing March 1, 1997 and ending on November 27, 2001, at an exercise price of $7.50 per share. The notes are payable on the earlier of November 27, 1998 and the date on which the Company undergoes a change of control. If the notes are not paid upon maturity, the outstanding principal will begin to accrue interest at the rate of 12% per annum and the principal and accrued interest will become convertible into common stock, at the option of the holders. The estimated fair market value of the warrants, as determined by independent appraisal, of $1,516,764 was recorded as a discount and is being amortized over the term of the notes.

         In connection with the December Private Placement, the Company paid Whale a finders fee equal to $150,000 and delivered 50,000 warrants. The estimated fair market value of these warrants of $75,840 along with the cash payment totaled $225,840 and was recorded as deferred financing fees and are being amortized over the term of the notes.

         In addition, the Company issued $50,000 of notes and 16,667 warrants in payment of certain legal fees. The estimated fair market value of the warrants of $25,280 was recorded as a discount and is being amortized over the term of the notes.

         In connection with the Global Link acquisition, the Company assumed $2,800,000 aggregate principal amount of convertible debentures. The convertible debentures are due and payable on June 23, 1999 and are secured by a first lien on all assets of Global Link. The convertible debentures bear interest at 6% per annum, payable on May 30th and November 30th of each year. At the option of the holders, the convertible debentures are immediately due and payable upon a change in control of Global Link. The principal amount of the convertible debentures is convertible at the option of the holders at any time into shares of common stock at a conversion price of $9.264 per share. The Company may force the conversion of the convertible debentures if certain conditions are met. The Company has reserved 292,081 shares of common stock for issuance upon conversion of the debentures.

         Certain of the Company's debt agreements contain provisions that prevent the Company from declaring or paying dividends.

(5)      Fixed Assets

         Fixed assets consist of the following:

                                             1996              1995
                                             ----              ----

Furniture and fixtures                     404,918           166,546
Machinery and equipment                    218,044           159,339
Computers and office equipment           1,514,262           157,899
Leasehold improvements                     419,928            10,410
                                         ----------        ----------
                                         2,557,152           494,194
Less accumulated depreciation            (608,235)          (65,813)
                                         ----------        ----------
                                         1,948,917           428,381
                                         ==========         =========

(6)      Convertible Notes Receivable and Note Receivable

         In March and May 1995, the Company advanced $200,000 and $125,000, respectively, to Fone America, Inc. ("Fone") evidenced by convertible promissory notes bearing interest at 10% per annum. The principal and accrued interest thereon was due and payable on June 23, 1995 and July 14, 1995, respectively. The Company has the option of converting any part of the principal into shares of Fone's common stock on the basis of two shares for each $1.00 of principal. Fone has also agreed that, at the Company's option, Fone will repay the

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         notes by allowing the Company to utilize services which Fone will provide. Such services consist of access to Fone's switching platforms, the utilization of Fone's network personnel and the sale and service of phone card vending machines. During 1996, the Company obtained software with a fair market value of $64,000 as partial repayment of the notes. Although management intends to pursue the collection of this receivable, in the fourth quarter of 1996 the Company wrote off the note receivable and the remaining accrued interest thereon aggregating $343,000 due to the uncertainty regarding its ultimate recoverability.

         In November 1995, the Company advanced $237,000 to Global Link evidenced by a promissory note and guaranteed by certain stockholders of Global Link. As a result of the consummation of the merger on February 29, 1996 (note 3), the guaranty was terminated.

(7)      Amounts Payable to Affiliate

         Simultaneously with the execution of the merger agreement, Global Link executed an agreement with Peoples, a shareholder, pursuant to which Peoples agreed to accept $1,050,000 ($550,000 of which was paid on the date of the merger with the balance of $500,000 payable on June 28,
         1996) and 17,602 shares of GTS common stock in full satisfaction of any and all amounts owed by Global Link to Peoples, except for $954,630 in trade payables (due in four equal quarterly installments commencing in January 1997). In August 1996, the Company and Peoples executed an agreement (the "First Amendment") whereby Peoples agreed to restructure the payment terms of the remaining $500,000 as follows: $100,000 payable upon execution of the agreement and a monthly payment of $33,333 beginning in November 1996 until all amounts including accrued interest at 8% per annum are paid.

         In November 1996, the Company and Peoples executed an agreement (the "Second Amendment") whereby Peoples agreed to restructure the payment terms of the remaining principal balance of $366,667 at such date as follows: $187,731 payable upon execution of the agreement with the remaining balance of $178,936 plus accrued interest payable in three monthly installments beginning on December 27, 1996. In addition, the agreement provides for certain prepayments of the trade payable in the event the Company obtains additional financing or the occurrence of any change of control.

(8)      Tax Obligations and Compliance

         At December 31, 1996, the Company has not remitted certain amounts previously collected for sales, use, and excise taxes to various taxing jurisdictions. Further, the Company has not filed sales and use, excise, income or franchise tax returns in certain of the jurisdictions in which it does business. Management is in the process of reviewing the Company's tax collection, remittance and compliance policies and procedures and has recorded a reserve for estimated tax obligations and compliance issues. Depending on the ultimate resolution of these matters, it is reasonably possible that the amount of reserve could require adjustment in the near term and the amount of such adjustment could be material.

         In the opinion of the Company's management and legal counsel, the Company is not subject to "escheat" laws of various states pertaining to unclaimed payments or deposits. Accordingly, no provision has been made in the accompanying financial statements for potential escheat assessments.

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(9)      Income Taxes
         Income tax expense consists of the following for the years ended December 31, 1996 and 1995:

                                                1996            1995
                                                ----            ----
Current:
  Federal                                        --               --
  State                                         500              500
                                                ----            ----
                                                500              500
Deferred income tax                              --               --
                                                ----            ----
                                                500              500
                                                ====            ====

         The actual income tax expense differs from the "expected" tax benefit for 1996 and 1995, computed by applying the U.S. Federal corporate tax rate of 34 percent to loss before income taxes, as follows:

                                                      1996             1995
                                                      ----             ----
Computed "expected" tax benefit ..............      (2,352,705)      (1,009,671)
Increase (reduction) in income
 taxes resulting from:
 state income taxes, net of
  federal benefit ............................             330              330
Increase in valuation allowance
 (net of effect of acquisition) ..............       2,421,822          990,689
Other ........................................         (68,947)          19,152
                                                    ----------       ----------
                                                           500              500
                                                    ==========       ==========

         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 is as follows:

                                                      1996             1995
                                                      ----             ----
Deferred tax assets:
   Benefit of net operating loss
     carryforward ............................       4,816,655        1,756,952
   Capital loss carryforward .................         116,620             --
   Allowance for uncollectible
     accounts receivable .....................         135,660           56,100
   Deferred revenue ..........................         892,050          441,508
   Deferred compensation .....................         249,051           28,164
   Sales and excise tax liability ............         572,723             --
   Less: valuation allowance .................      (6,289,986)      (1,836,280)
                                                    ----------       ----------
           Net deferred tax asset ............         492,773          446,444
Deferred tax liabilities:
   Deferred costs ............................        (383,482)        (420,230)
   Depreciation on fixed assets ..............         (88,492)         (16,113)
   Other .....................................         (20,799)         (10,101)
                                                    ----------       ----------
           Net deferred income taxes .........            --               --
                                                    ==========       ==========

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences or net operating loss carryforwards become deductible. Management considers scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies which can be implemented by the Company in making this assessment. Based upon the Company's historical operating losses and scheduled reversal of deferred tax liabilities, the Company has established a valuation allowance of approximately $6,289,986 at December 31, 1996.
                                      F-13

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         At December 31, 1996, the Company had net operating loss carryforwards ("NOLs") aggregating approximately $14,167,000 expiring in years 2008 through 2011. Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), utilization of prior NOLs is limited after an ownership change, as defined in such Section 382, to an amount equal to the value of the loss corporation's outstanding stock immediately before the date of the ownership change, multiplied by the federal long-term tax-exempt rate in effect during the month that the ownership change occurred. As a result of the Company's acquisition of Global Link, the Company is subject to limitations on the use of its NOLs as provided under Section 382. Accordingly, there can be no assurance that a significant amount of existing NOLs will be available to the Company.

 (10)    Commitments

         (a)      Leases

                  The Company's future minimum annual rental commitments at December 31, 1996 under operating leases for various calling center locations, office space and equipment are approximately as follows:


                    Year                              Amount
                    ----                              --------
                    1997                              $534,000
                    1998                               398,000
                    1999                               348,000
                    2000                               228,000
                    2001 and thereafter                117,000

                  The Company has the right to terminate certain of the leases given sufficient advance written notice. Rent expense for the year ended December 31, 1996 and 1995 amounted to approximately $747,704 and $115,236 respectively.

                  In addition, the Company leases space from an officer of the Company. The lease, which is for a five year period beginning January 1, 1995, provides for escalating rental payments throughout the term of the lease. The total future commitment under the lease is $166,810. The Company also has the option to extend the lease for five years. In addition to the rental, the Company pays for improvements and maintenance relating to the leased property. The rent paid to this officer for the year ended December 31, 1996 amounted to $50,400.

         (b)      Employment Agreements

                  The Company has entered into employment agreements with six officers of the Company which provide for aggregate base salaries of $735,000 per annum. The agreements which expire on varying dates, also provide for annual bonuses, as determined by the Board of Directors, and covenants not-to- compete during the employment term and for two years thereafter.

         (c)      Carrier Arrangements

                  The Company's arrangements with long distance service providers obligate the Company to generate certain minimum monthly or annual usage through each network and, if not attained, the Company is subject to underutilization charges. No such charges were incurred through December 31, 1996.

                  The Company is obligated to provide access to long distance telephone services through its switching platforms for issued cards until those cards expire. The costs related to the potential utilization of the

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  minutes sold have not been accrued in the accompanying financial statements, but are expensed as incurred.

         (d)      License

                  In August 1995, the Company obtained a nonexclusive license from a third party relating to various patents related to telecommunications processes. The term of the license is through November 2011, when the last patent expires. The Company is obligated to make minimum payments or $50,000 annually over the term of the Agreement. Royalty expense amounted to approximately $49,203 and $13,020 for the year ended December 31, 1996 and 1995, respectively.


(11)     Stock Options and Warrants

         The Company has reserved 500,000 shares of unissued common stock under its 1994 incentive and nonqualified stock option plan ("1994 Plan"). The 1994 Plan authorizes the granting of stock options, restricted stock awards, deferred stock awards and stock appreciation rights to key employees, officers, directors and consultants. All qualified stock options which will be granted by the Company, with the exception of those options granted to persons holding more than ten percent of the voting common stock in the Company on the date of grant, expire ten years after grant and are issued at exercise prices which are not less than the fair market value of the common stock on the date of grant. Qualified options granted to persons holding more than ten percent of the voting common stock of the Company on the date of grant expire five years after grant and are issued at exercise prices which are not less than 110 percent of the fair market value of the stock on the date of grant. Nonqualified stock options granted under the 1994 Plan may be granted at any price determined by the Board of Directors, however, the price may not be less than the fair market value of the common stock on the date of grant. Stock options vest over a period determined by the Board of Directors. The 1994 Plan contains certain change in control provisions, which include those that could cause options to become immediately exercisable.

         A summary of activity under the 1994 Plan is as follows:

                                              Number        Weighted Average
                                             of shares       Exercise Price
                                             ---------      ----------------
Outstanding at January 1, 1995 ..........      67,338         $   15.00

Granted .................................     102,008         $   15.20
Canceled ................................     (21,335)        $   15.00
                                               ------
Outstanding at December 31, 1995 ........     148,011         $   15.14
                                               ------

Granted .................................      69,014         $   10.54
Canceled ................................     (31,170)        $   15.33
                                               ------
Outstanding at December 31, 1996 ........     185,855         $   13.40
                                              ======

         At December 31, 1996, 143,653 options were exercisable and options to purchase 314,145 shares were available for future grant.

         Non-plan options:

         In October 1994, the Board of Directors granted to certain officers and/or directors immediately exercisable ten-year options to purchase 25,000 shares of common stock at an exercise price of $9.99 per share.

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         In March 1995, the Company granted non-qualified options to purchase 33,334 shares of common stock at an exercise price of $15.00 per share to an officer of the Company. The options will vest 33 1/3% per annum commencing March 20, 1996 and will remain exercisable for a period of five years from the date of vesting.

         In April 1995, the Board of Directors granted to certain consultants nonqualified stock options to purchase an aggregate of 2,500 shares of common stock at an exercise price of $16.50 per share. Such options are immediately exercisable and expire five years from date of grant.

         In February 1996, the Company granted non-qualified options to purchase an aggregate of 58,334 shares of common stock at an exercise price of $18.375 per share to officers of the Company. The options will vest in three annual installments commencing in February 1997 and will remain exercisable for a period of five years from the date of vesting.

         In connection with the merger, options and warrants to purchase 145,000 shares of common stock of Global Link were converted into options to purchase an aggregate of 36,642 shares of the Company's common stock at exercise prices ranging from $1.98 to $7.92. Options to purchase 32,852 shares of common stock are currently exercisable. Such options expire at various dates through 2003.

         At December 31, 1996, the weighted average remaining contractual life of the outstanding options was 6.25 years and the weighted average exercise price of exercisable options at December 31, 1996 and 1995 was $9.57 and $17.625, respectively.

         The Company applies APB Opinion No. 25 in accounting for stock options and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                               1996                1995
                                               ----                ----
Net loss                    As reported     $(6,920,222)      $(2,970,121)
                            Pro forma        (7,297,311)       (3,099,721)
Net loss per share          As reported          $(4.14)           $(2.84)
                            Pro forma            $(4.37)           $(2.96)

         The per share weighted-average fair value of stock options granted during 1996 and 1995 was $6.60 and $8.28 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1996 - expected dividend yield 0%, risk-free interest rate of 6.3%, expected life of 6 years and volatility of 22%; 1995 - expected dividend yield 0%, risk-free interest rate of 7.0%, expected life of 7 years and volatility of 22%.

         Pro forma net loss reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

         In connection with its initial public offering, the Company sold to the underwriter for an aggregate of $150, warrants to purchase up to 50,000 shares of common stock at a purchase price of $24.15 per share and/or 50,000 warrants at a purchase price of $.483 per warrant. Such warrants being exercisable at $12.00 per warrant through December 14, 1999.

         In addition, the Company has 980,560 public warrants outstanding as of December 31, 1996. Each public warrant entitles the holder to purchase one share of common stock at a price of $12.00, subject to adjustment in certain circumstances, at any time commencing June 14, 1995 through December 14, 1999. The public warrants are redeemable by the Company at any time after becoming exercisable, upon notice of not less than

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         30 days, at a price of $.30 per public warrant, provided that the closing bid quotation of the common stock on all 20 trading days ending on the third day prior to the day on which the Company gives notice has been at least 187.5% of the then effective exercise price of the public warrants.

         As of December 31, 1996, the Company has reserved an aggregate of 3,358,209 shares of common stock for issuance upon the exercise of options and warrants and conversion of the convertible debentures (See note 4).

(12)     Deferred Compensation

         (a)      Consulting Agreement

                  The Company entered into consulting agreements with two of the Company's stockholders, pursuant to which the stockholders will provide consulting services to the Company for a two-year period ending February 1997. As consideration for these services, the Company issued options to purchase 33,334 shares of common stock at $14.25 per share to each stockholder. These options became exercisable in February 1996 and remain exercisable for a period of five years from the date of vesting. The estimated fair market value of these options of $168,000 was recorded as deferred compensation and the Company has recorded compensation expense of $157,500 to date.

         (b)      Warrants

                  In April and October 1995, the Company issued five-year warrants to Whale to purchase an aggregate of 33,334 shares of common stock at $15.00 per share in consideration for providing the Company the right of first refusal to pursue any prospective acquisition target in the phone card industry that Whale identifies through February 1998. The estimated fair market value of these warrants of $117,000 was recorded as deferred compensation and the Company has recorded an expense of $58,337 to date.

                  In January 1996, the Company issued five-year warrants to Whale and/or its designees to purchase an aggregate of 66,667 shares of common stock at $15.375 per share in consideration for consulting services. The estimated fair market value of these warrants of $400,000 was recorded as deferred compensation and the Company has recorded an expense of $366,665 to date.

         (c)      Employment Agreement

                  In connection with the termination of an employment agreement, the Company entered into an arrangement with a former officer whereby the Company agreed to pay the former officer $150,000 in 12 equal monthly installments without interest commencing March 1997. The Company has accrued the total obligation of $150,000 as of December 31, 1996.

(13)     Goodwill

                  During 1996, the Company experienced significant losses and negative cash flow from operations, particularly in the last ten months of the year following the Global Link acquisition. As a result, the Company assessed the recoverability of goodwill as of December 31, 1996. In connection with its assessment of recoverability management prepared and reviewed estimates of future cash flows (undiscounted and without interest charges) and also considered whether the 15 year amortization period originally assigned to the goodwill remained appropriate as of the balance sheet date. The Company's projections considered recent developments in the Company's business as well as projected growth rates for the prepaid calling card industry obtained from external sources. Based on this assessment, management concluded that no impairment loss was required to be recognized as of December 31, 1996. In addition, management concluded that the 15 year amortization period initially selected at the time of the Global Link acquisition remains appropriate as of December 31, 1996.

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  The assessment of goodwill recoverability, which is heavily dependent on projected financial information, and the goodwill amortization period are significant accounting estimates as contemplated by the American Institute of Certified Public Accountants' Statement of Position 94-6, "Disclosure of Certain Significant Risks and Uncertainties." Further, the Company operates in an industry which is rapidly evolving and extremely competitive. It is reasonably possible that the Company's accounting estimates with respect to the useful life and ultimate recoverability of goodwill could change in the near term and that the effect of such changes on the financial statements could be material. While management currently believes that the recorded amount of goodwill is not impaired, there can be no assurance that the Company's future results will confirm this assessment or that a significant write-down or write-off of goodwill will not be required in the future.

(14)     Liquidity

                  As indicated in the accompanying financial statements, the Company incurred a net loss of $6,920,222 in 1996 and is in a negative working capital position of approximately $5,630,385 at December 31, 1996. Further, the Company is delinquent on certain vendor obligations as of the balance sheet date. Management's projections indicate that the Company anticipates that it will continue to generate operating losses and negative cash flow at least through 1997. As such, the Company anticipates that it will need to raise additional capital in 1997, in the form of debt or equity financing, in order to meet its obligations as they come due. The Company currently intends to raise capital during 1997, however, there can be no assurance that the Company will be successful.

                  On March 14, 1997, the Company obtained a commitment from an existing investor to infuse a minimum of $2.5 million of additional equity capital into the Company by June 1, 1997 should the Company be unable to raise at least this amount of capital from other sources. In the opinion of management, the availability of committed financing from this investor, as well as cash from other sources, such as the collection or factoring of accounts receivable, will enable the Company to satisfy its obligations through at least December 31, 1997.

(15)     Subsequent Events

                  In February 1997, the Board of Directors of the Company approved an amendment to its Amended and Restated Certificate of Incorporation to effect a one-for-three reverse stock split. All per share data and references to number of shares have been retroactively restated in these financial statements to give effect to the reverse stock split.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                                         PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The current executive officers, key employees and directors of the Company are as follows:

           Name                      Age                Position
        ---------                   -----              ----------
Shelly Finkel(1) ...............     52     Chairman of the Board
Gary J. Wasserson(2) ...........     41     Chief Executive Officer and Director
John P. McCabe .................     45     President and Director
Cory Eisner ....................     41     Vice President - Enhanced Services
Robert Teale ...................     42     Vice President - Domestic Sales
Lon Torman .....................     56     Vice President - International Sales
Mary Berger ....................     38     Vice President - Support Services
David S. Tobin .................     32     General Counsel and Secretary
Maria Bruzzese .................     33     Chief Financial Officer
Alan W. Kaufman(1)(2) ..........     58     Director
Donald L. Ptalis(2) ............     54     Director
Jack N. Tobin(1) ...............     55     Director

-----------------------------

(1)      Member of Compensation Committee
(2)      Member of Audit Committee

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

                  John P. McCabe has been the President of the Company since March 1996 and a director of the Company since October 1995. From October 1995 through February 1996, Mr. McCabe was the Chief Executive Officer of the Company and from March 1995 to October 1995, he was the President of the Company. From June 1987 to March 1995, Mr. McCabe was employed by National Westminster Bank in various capacities, including Senior Vice President of its credit card division (January 1994 through March 1995), Senior Vice President of its business strategies division (July 1991 through December 1993), and Senior Vice President of its processing and custody services division (June 1987 through June 1991).

                  Cory Eisner has been the Company's Vice President - Enhanced Services since October 1994. From 1977 to October 1994, Mr. Eisner was employed by Phone Programs, Inc., a telepromotions agency specializing in interactive phone services, most recently as Executive Vice President of Sales.

                  Robert Teale has been the Company's Vice President - Domestic Sales since May 1996. From November 1995 to April 1996, Mr. Teale held a national sales position with Tara Pharmaceuticals. From July 1976 to May 1995, Mr. Teale was a Senior District Sales Manager with SmithKline Beecham Pharmaceuticals.

                  Lon Torman has been the Company's Vice President - International Sales since March 1996 and has held the same position with Global Link since February 1995. From January 1993 to February 1995, Mr. Torman held the same position at PTC Services, a division of Peoples and from May 1992 to January 1993, he worked in the cellular phone division at PTC Services. From January 1990 to May 1992, Mr. Torman was the Managing Director of Carifone Cellular Phone Rental, Inc., which was sold to Peoples in May 1992.

                  Mary Berger has been the Company's Vice President - Support Services since March 1996 and has held the same position with Global Link since February 1995. From 1992 to February 1995, Ms. Berger held the same position at PTC Services, a division of Peoples, where she developed customer support, technical support and management information system services.

                  David S. Tobin has been the General Counsel and Secretary of the Company since March 1996 and General Counsel of Global Link since February 1995. From April 1992 to February 1995, Mr. Tobin was the Assistant General
Counsel of Peoples, where he was responsible for acquisitions and general corporate matters. From 1990 to April 1992, Mr. Tobin was an associate of the law firm of Ruden, McClosky, Smith, Schuster and Russell, P.A. David Tobin is the son of Jack N. Tobin, a director of the Company.

                  Maria Bruzzese has been the Chief Financial Officer and Treasurer of the Company since October 1994. From April 1994 to October 1994, Ms. Bruzzese was Chief Financial Officer of The Netplex Group, Inc. (formerly CompLink, Ltd.), a developer of computer software products primarily for the office automation market. From 1986 to March 1994, Ms. Bruzzese was employed by KPMG Peat Marwick LLP, an international, full service accounting firm, where she specialized in the information and communications industry and most recently served as a senior manager. Ms. Bruzzese is a certified public accountant and a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

                  Alan W. Kaufman has been a director of the Company since November 1994. From April 1986 to December 1996, Mr. Kaufman held various positions, including Vice President of Marketing and Vice President of Sales and Marketing, and most recently Executive Vice President of Sales of Cheyenne Software, Inc. Mr. Kaufman was the founding President of the New York Software Industry Association.

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

                  Jack N. Tobin has been a director of the Company since March 1996. Since March 1989, Mr. Tobin has been the President of Jack Tobin & Associates, Inc., a marketing, public relations and lobbying firm that he founded. Since November 1982, Mr. Tobin has been a member of the State of Florida House of Representatives. As a member of the House of Representatives, Mr. Tobin has served as the Chairman of the Health and Rehabilitative Services, Science Industry and Technologies and Business and Professional Regulation committees. Since November 1989, Mr. Tobin has chaired the full committee or subcommittee which regulates telecommunications companies operating within the state. Jack Tobin is the father of David Tobin, the General Counsel and Secretary of the Company.

Board of Directors

                  The Board of Directors of the Company is divided into three classes, each of which serves for a term of three years, with only one class of directors being elected in each year. The term of the first class of directors, currently consisting of Shelly Finkel and Gary J. Wasserson, will expire at the annual meeting of stockholders to be held in 1997;

the term of the second class of directors, currently consisting of Alan W. Kaufman and Donald L. Ptalis, will expire at the annual meeting of stockholders to be held in 1998; and the term of the third class of directors, currently consisting of John P. McCabe and Jack N. Tobin, will expire at the annual meeting of stockholders to be held in 1999. In each case, each director will hold office until the next annual meeting of stockholders at which his class of directors is to be elected or until his successor is duly qualified and appointed. Executive officers serve at the discretion of the Board.

                  The members of the Company's Board of Directors do not receive any cash compensation for serving as directors. On March 31st of each calendar year, each person who is then a director of the Company is granted immediately exercisable ten-year options to purchase 3,334 shares of Common Stock at the fair market value thereof at the time of grant.
See "Executive Compensation -- 1994 Performance Equity Plan."

                  The Company  has  appointed a  Compensation  Committee  and an
Audit Committee of the Board of Directors. The Compensation Committee, consisting of Shelly Finkel, Alan W. Kaufman and Jack N. Tobin, reviews the salaries and other compensation of the Company's executive officers. The role of the Audit Committee, consisting of Gary J. Wasserson, Alan W. Kaufman and Donald
L. Ptalis is to review (i) the scope of Company's annual audit and other services provided by the Company's independent auditors and (ii) the audit results and the auditors' recommendations regarding policies, systems and controls.

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

Compliance with Section 16 of the Securities Exchange Act of 1934

                  Section  16(a) of the  Securities  Exchange  Act of  1934,  as
amended, requires the Company's directors and officers and persons who beneficially own more than ten percent of the Company's Common Stock to file with the SEC, Nasdaq and the Boston Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock in the Company. Officers, directors and greater-than-ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they filed. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representation that no other reports were required, during the fiscal year ended December 31, 1996, such persons complied with all Section 16(a) filing requirements.

ITEM 10.          EXECUTIVE COMPENSATION

                  The following table sets forth information concerning compensation of the Company's Chief Executive Officer and the three other most highly compensated executive officers (collectively, the "Named Executive Officers") for 1994, 1995 and 1996.


                          SUMMARY COMPENSATION TABLE(1)
-------------------------------------------------------------------------------
                                                Annual
                                                Compen-          Long Term
                                                sation         Compensation
                                               -----------  -------------------
                                                            Restricted  Options
Name and Principal                       Fiscal              Stock     (No. of
Position During Period                    Year   Salary ($)  Awards($)  Shares)
----------------------                   ------  ----------  --------- --------
-------------------------------------------------------------------------------
Gary J. Wasserson ...................    1996    125,000       --      45,000
Chief Executive Officer .............    1995     --           --        --
                                         1994     --           --        --
-------------------------------------  -------  -------      -------   -------

John P. McCabe ......................    1996   150,000        --       3,334
President ...........................    1995   121,154        --      33,334
                                         1994     --           --        --
-------------------------------------  ------   -------      -------   -------

Cory Eisner .........................    1996   155,000        --       5,000
Vice President ......................    1995    93,750        --       3,334
                                         1994    22,500        --       8,334
-------------------------------------  ------   -------     -------   -------

David S. Tobin ......................    1996  116,667         --      29,303
General Counsel and Secretary .......    1995     --           --        --
                                         1994     --           --        --

-----------------------------

(1) No other executive officer received aggregate compensation equal to or exceeding $100,000 during 1994, 1995 or 1996. None of Messrs. Wasserson, McCabe, Eisner or Tobin received noncash compensation benefits having a value exceeding 10% of his cash compensation during 1994, 1995 or 1996.

                  The following table summarizes the number of shares and the terms of stock options granted to the Named Executive Officers in 1996:

                             OPTIONS/SHARES DURING YEAR ENDED DECEMBER 31, 1996
---------------------------------------------------------------------------------------------------------------------------
                                          Individual Grants
---------------------------  --------------------------------------------  ------------- ---------------- -----------------
                                                       % of Total
                                 Options/        Options/Shares Granted      Exercise      Market Price
Name and Position                 Shares            to Employees in            Price        on Date of       Expiration
During Period                     Granted             Fiscal Year            ($/Share)      Grant ($)           Date
-------------                    ---------           -------------           ---------      ---------           ----
---------------------------  ----------------- --------------------------  ------------- ---------------- -----------------
Gary J. Wasserson                 3,334(1)                35.3%                15.75          15.75             3/30/06
Chief Executive Officer          41,667                                        18.375         18.37         1/3 2/29/02;
                                                                                                            1/3 2/29/03;
                                                                                                            1/3 2/29/04
---------------------------  ----------------- --------------------------  ------------- ---------------- -----------------

John P. McCabe                    3,334(1)                 2.6%                15.75          15.75             3/30/06
President
---------------------------  ----------------- --------------------------  ------------- ---------------- -----------------
Cory Eisner                       5,000                    3.9%                 7.875          7.875            8/24/01
Vice President
---------------------------  ----------------- --------------------------  ------------- ---------------- -----------------

David S. Tobin                   16,667                   13.1%                18.375         18.37         1/3 2/29/02;
General Counsel and                                                                                         1/3 2/29/03;
Secretary                                                                                                   1/3 2/29/04

-----------------------------

(1) Represents immediately exercisable options to purchase 3,334 shares of Common Stock granted pursuant to the terms of the Company's 1994 Performance Equity Plan ("1994 Plan"), which provides for stock option grants for 3,334 shares to be made to each director of the Company on March 31st of each year. See "Executive Compensation -- 1994 Performance Equity Plan."

                  The following table summarizes the number of exercisable and unexercisable options held by the Named Executive Officers at December 31, 1996, and their value at that date if such options were in-the-money.

                         AGGREGATE YEAR-END OPTION VALUES AT DECEMBER 31, 1996
------------------------------------------------------------------------------------------------------------------------------
                                               Number of unexercised options            Value of unexercised in-the-money
Name and Position During Period                     at December 31, 1996               options at December 31, 1996 ($)(1)
-------------------------------                     --------------------               -----------------------------------
----------------------------------------  ---------------------------------------- -------------------------------------------
                                             Exercisable         Unexercisable        Exercisable           Unexercisable
----------------------------------------  ------------------  -------------------- ------------------  -----------------------
Gary J. Wasserson                                3,334             41,667                 --                     --
Chief Executive Officer
----------------------------------------  ------------------  -------------------- ------------------  -----------------------

John P. McCabe                                  14,445             22,222                 --                     --
President
----------------------------------------  ------------------  -------------------- ------------------  -----------------------

Cory Eisner                                      9,584              7,083               $3,125                $6,250
Vice President
----------------------------------------  ------------------  -------------------- ------------------  -----------------------

David S. Tobin                                  12,636             16,667              $23,124                  --
General Counsel and Secretary
========================================  ==================  ==================== ==================  =======================
                                                                                                 (footnote on following page)

                                       41

-----------------------------------

(1) Represents the difference between the aggregate market value at December 31, 1996 of the Common Stock underlying the options (based on a last sale price of $9.75 on that date) and the options' aggregate exercise price.

1994 Performance Equity Plan

                  In October 1994, the Board of Directors of the Company adopted, and the stockholders approved, the 1994 Plan. The 1994 Plan currently authorizes the granting of awards of up to 500,000 shares of Common Stock to the Company's key employees, officers, directors and consultants. Awards consist of stock options (both nonqualified options and options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended), restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards, as described in the 1994 Plan. The 1994 Plan is administered by the Board of Directors, which determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the 1994 Plan.

                  On March 31st of each calendar year during the term of the 1994 Plan, assuming there are enough shares then available for grant under the 1994 Plan, each person who is then a director of the Company is awarded stock options to purchase 3,334 shares of the Company's Common Stock at the fair market value thereof (as determined in accordance with the 1994 Plan), all of which options are immediately exercisable as of the date of grant and have a term of ten years. These are the only awards which may be granted to a director of the Company under the 1994 Plan.

                  Each stock option may be granted at a price determined by the Board of Directors, not to be less than 100% of the fair market value of the Common Stock on the date of grant (or 110% of the fair market value in the case of qualified stock options granted to a holder of more than 10% of the outstanding stock of the Company). The aggregate fair market value of shares for which qualified stock options are exercisable for the first time by such employee during any calendar year may not exceed $100,000. Generally, options granted to employees are exercisable as to 50% of the shares covered thereby on the first anniversary of the date of grant and 25% of the shares covered thereby on each of the second and third anniversaries of the date of such grant. The 1994 Plan also contains certain change in control provisions, which could cause options and other awards to become immediately exercisable and restrictions and deferral limitations applicable to other awards to lapse in the event any person (excluding certain stockholders of the Company) acquires beneficial ownership of more than 25% of the Company's outstanding shares of Common Stock.

                  As of the date of this Report, options to purchase a total of 234,188 shares of Common Stock are outstanding under the 1994 Plan. Options outstanding under the 1994 Plan include options to purchase 32,500 shares granted to officers, at exercise prices ranging from $7.875 to $17.25 per share. In addition, pursuant to the terms of the 1994 Plan, on March 31, 1995, the Company granted to each director of the Company immediately exercisable ten-year options to purchase 3,334 shares for $17.625 per share, on March 31, 1996, immediately exercisable ten-year options to purchase 3,334 shares for $15.75 per share and on March 31, 1997, immediately exercisable ten-year options to purchase 3,334 shares for $11.125 per share. In February 1995, in connection with their respective consulting agreements with the Company, Barry Rubenstein and Eli Oxenhorn, stockholders of the Company, each were granted options under the 1994 Plan to purchase 33,334 shares of Common Stock at an exercise price of $14.25 per share. These options vested in February 1996 and remain exercisable until February 2001. In January 1997, in connection with the extension of their respective consulting agreements, Messrs. Rubenstein and Oxenhorn were each granted options under the 1994 Plan to purchase 25,000 shares of Common Stock at an exercise price of $9.00 per share. These options vested in February 1997 and remain exercisable until February 2002. The exercise prices of all of the foregoing options are equal to the fair market value of the Common Stock on the date of grant.

Other Options and Warrants

                  In October 1994, the Company granted ten-year options to purchase an aggregate of 25,000 shares of Common Stock at an exercise price of $9.99 per share to three individuals, 10,000 of which were granted to Shelly Finkel, Chairman of the Board of the Company.

                  In December 1994, in connection with its serving as underwriter of the Company's initial public offering ("IPO"), the Company issued and sold to Whale and its designees, for nominal consideration, five-year warrants to purchase up to 50,000 shares of Common Stock at a purchase price of $24.15 per share and/or Public Warrants to purchase up to 50,000 shares of Common Stock, which Public Warrants are exercisable at a price of $12.00 per share.

                  In March 1995, in connection with his employment with the Company, John McCabe was granted options to purchase 33,334 shares of Common Stock at an exercise price of $15.00 per share (the fair market value of the Common Stock on the date of grant). These options vest in three equal annual installments commencing in March 1996 and will remain exercisable for a period of five years from the date of vesting.

                  In April 1995, in connection with consulting services rendered to the Company, two individuals were granted options to purchase an aggregate of 2,500 shares of Common Stock at an exercise price of $16.50 per share (the fair market value of the Common Stock on the date of grant).

                  In April 1995, the Company issued five-year warrants to a designee of Whale to purchase 16,667 shares of Common Stock at an exercise price of $15.00 per share (the fair market value of the Common Stock on the date of grant) in consideration of Whale's granting the Company the right of first refusal to pursue any prospective acquisition target in the phone card industry that Whale identifies prior to February 1998. In October 1995, the Company issued five-year warrants to another designee of Whale to purchase 16,667 shares of Common Stock at an exercise price of $15.00 per share (the fair market value of the Common Stock on the date of grant). In January 1996, the Company issued five-year warrants to Whale and two of its designees to purchase an aggregate of 66,667 shares at an exercise price of $15.375 per share (the fair market value of the Common Stock on the date of grant) in consideration of consulting services provided to the Company.

                  In February 1996, in connection with their employment with the Company, Messrs. Gary J. Wasserson and David S. Tobin, the Company's Chief Executive Officer and General Counsel and Secretary, respectively, were granted options to purchase 41,667 and 16,667 shares, respectively, at an exercise price of $18.375 per share (the fair market value of the Common Stock on the date of grant). These options vest in three equal annual installments commencing in February 1997 and will remain exercisable for a period of five years from the date of vesting.

                  In connection with the acquisition of Global Link, options to purchase 48,334 shares of common stock of Global Link were converted into options to purchase 36,642 shares of Common Stock, at exercise prices ranging from $1.98 to $7.92 per share. In addition, warrants issued in connection with the issuance of the Convertible Debentures were converted into warrants to purchase 7,085 shares of Common Stock.

                  In May 1996, the Company consummated the May 1996 Private Placement, a $3,000,000 private offering in which it sold 30 Units ("Units"), each Unit consisting of 6,667 shares of Common Stock and May 1996 Warrants to purchase 13,334 shares of Common Stock. Whale served as the placement agent in connection with the May 1996 Private Placement and received an option to purchase three Units (an aggregate of 20,000 shares of Common Stock and May 1996 Warrants to purchase 40,000 shares of Common Stock), which Units are identical to the Units sold in the May 1996 Private Placement, at an exercise price of $100,000 per Unit, exercisable until May 10, 2001.

                  In December 1996, the Company consummated the December 1996 Private Placement, a private offering from which the Company derived gross proceeds of $3,000,000 through the sale of December 1996 Notes in the aggregate principal amount of $3,000,000 and 1,000,000 December 1996 Warrants. Whale was paid a finder's fee in connection with the December 1996 Private Placement of 50,000 December 1996 Warrants. Additionally, Graubard Mollen & Miller, the Company's general counsel, received $50,000 of December 1996 Notes and 16,667 December 1996 Warrants in payment of certain legal fees and expenses.

Employment Agreements

                  The Company has entered into employment agreements with each of Shelly Finkel, its Chairman of the Board, Gary J. Wasserson, its Chief Executive Officer, John P. McCabe, its President, David S. Tobin, its General Counsel and Secretary, Cory Eisner, its Vice President - Enhanced Services, and

Maria Bruzzese, its Chief Financial Officer. Mr. Finkel and Ms. Bruzzese's employment agreements each provide for an initial term through December 14, 1997. Messrs. Wasserson's and Tobin's employment agreements each provide for an initial term through March 1, 1999. Mr. McCabe's employment agreement provides for an initial term through March 1, 1998. Mr. Eisner's employment agreement provides for an initial term through December 31, 1999. Mr. Finkel's employment agreement requires him to devote at least 50% of his business time to the management and operations of the Company and provides for a base annual salary of $75,000. Messrs. McCabe, Wasserson, Tobin and Eisner and Ms. Bruzzese's employment agreements require each of them to work for the Company on a full-time basis and provide for base annual salaries of $150,000, $150,000, $140,000, $125,000 and $95,000, respectively, during the term of the agreements. Messrs. Wasserson's and Tobin's employment agreements each provide that if his employment is terminated without cause, he shall receive his salary due through the later of February 28, 1999 and one year from the date of termination. Mr. Eisner's employment agreement provides that if his employment is terminated without cause, he shall receive salary due through the later of December 31, 1999 and one year from the date of termination. All of these officers also may be granted annual bonuses at the discretion of the Board of Directors. Each of the agreements contains a provision prohibiting the employee from competing with the Company during the term of employment and for a period of two years thereafter.

Consultants

                  In February 1995, the Company entered into two-year consulting agreements with each of Barry Rubenstein, a principal stockholder of the Company, and Eli Oxenhorn. In January 1997, such agreements were extended through February 1999. Each of Messrs. Rubenstein and Oxenhorn has held senior executive positions and directorships with numerous publicly-held companies, including  Cheyenne  Software,  Inc.,  a computer  company  that Mr.  Rubenstein founded and for which Mr. Oxenhorn served as Chairman of the Board. Mr. Rubenstein also was a founder of Novell, Inc., a computer software company. Messrs. Rubenstein and Oxenhorn have knowledge and expertise in founding and developing technology-based companies and in negotiating and consummating mergers and acquisitions and establishing commercial relationships, which abilities the Company believes will be valuable in the pursuit of its strategy of rapid growth. Pursuant to the terms of their respective consulting agreements, Messrs. Rubenstein and Oxenhorn are to render consulting services for a maximum of eight hours per month with a principal focus on potential mergers, acquisitions and other business combinations and business development activities. Each of Messrs. Rubenstein and Oxenhorn agreed to certain noncompetition provisions and agreed to refer to the Company any opportunity presented to him to acquire or enter into a business relationship with an entity engaged in activities similar to or synergistic with those of the Company, without the receipt of any finder's fee. In February 1995, the Company granted to each of Messrs. Rubenstein and Oxenhorn, in consideration for the specified consulting services, options to purchase 33,334 shares of Common Stock at an exercise price $14.25 per share (the fair market value of the Common Stock on the date of grant), which options became exercisable in February 1996 and remain exercisable until February 2001. In January 1997, in connection with the extension of their respective consulting agreements, each of Messrs. Rubenstein and Oxenhorn were granted options to purchase 25,000 shares of Common Stock at an exercise price of $9.00 per share (the fair market value of the Common Stock on the date of grant). These options became exercisable in February 1997 and remain exercisable until February 2002.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The following table presents certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 1996, by
(i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company,
(iii) each Named Executive Officer and (iv) all directors and executive offers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.


                                                           Shares
                                                       Beneficially
Name and Address of Beneficial Owner                     Owned(1)       Percent
------------------------------------                     --------       -------
Shelly Finkel ......................................    315,912(2)       16.4%
      c/o Shelly Finkel Management, Inc.
      60 East 42nd Street, Suite 464
      New York, New York 10165
Gary J. Wasserson ..................................    150,731(3)        8.0%
      c/o Global Telecommunication Solutions, Inc.
      5697 Rising Sun Avenue
      Philadelphia, Pennsylvania 19120
John P. McCabe .....................................     28,890(4)        1.5%
      c/o Global Telecommunication Solutions, Inc.
      40 Elmont Road
      Elmont, New York 11003
Alan W. Kaufman ....................................     13,334(5)        *
      1150 Park Avenue #9A
      New York, New York 10177
Jack N. Tobin ......................................      6,667(6)        *
      7759 Highlands Circle
      Margate, Florida 33063
Donald L. Ptalis ...................................     12,432(7)        *
      16 Ross Avenue
      Emerson, New Jersey 07630
Cory Eisner ........................................     10,250(8)        *
      c/o Global Telecommunication Solutions, Inc.
      40 Elmont Road
      Elmont, New York 11003
David S. Tobin .....................................     18,192(9)        *
      c/o Global Telecommunication Solutions, Inc.
      5697 Rising Sun Avenue
      Philadelphia, Pennsylvania 19120
Laifer Capital Management, Inc. ....................    150,069(10)       7.5%
      45 West 45th Street
      New York, New York 10036
Eli Oxenhorn .......................................    141,780(11)       7.3%
      56 The Intervale
      Roslyn Estates, New York 11576

                                                     Shares
                                                   Beneficially
Name and Address of Beneficial Owner                 Owned(1)           Percent
------------------------------------                 --------          -------
Barry Rubenstein ................................    952,780(12)         34.7%
      68 Wheatley Road
      Brookville, New York 11545
Peoples Telephone Company, Inc. .................    212,289             11.4%
      2300 N.W. 89th Place
      Miami, Florida 33172
Paul Silverstein ................................    105,800(13)          5.5%
      32 Edgewood Avenue
      Larchmont, New York 10538
Whale Securities Co., L.P. ......................    243,334(14)         12.0%
      650 Fifth Avenue
      New York, New York 10019
Wheatley Partners LLC ...........................    666,667(15)         26.4%
      80 Cuttermill Road
      Great Neck, New York 11021
All executive officers and directors as a group .    563,150(16)         27.7%
      (9 persons)

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

(2) Includes (i) 16,667 shares of Common Stock underlying December 1996 Warrants, (ii) 20,000 shares of Common Stock issuable upon exercise of currently exercisable options and (iii) an aggregate of 30,873 shares of Common Stock underlying Public Warrants.

(3) Represents 130,175 shares of Common Stock which are owned jointly by Mr. Wasserson and his spouse and 20,556 shares of Common Stock issuable upon exercise of currently exercisable options. Does not include 27,778 shares of Common Stock underlying options, 50% of which vest in each of February 1998 and 1999.

(4) Represents shares of Common Stock issuable upon exercise of currently exercisable options. Does not include 11,111 shares of Common Stock underlying options which vest in March 1998.

(5) Includes 1,667 shares of Common Stock underlying Public Warrants and 10,000 shares of Common Stock issuable upon exercise of currently exercisable options.

(6) Represents shares of Common Stock issuable upon exercise of currently exercisable options.

(7) Includes 5,398 shares of Common Stock issuable upon conversion of $50,000 principal amount of Convertible Debentures, 127 shares of Common Stock issuable upon exercise of warrants issued in connection with the Convertible Debentures and 6,667 shares of Common Stock issuable upon exercise of currently exercisable options.

(8) Includes 334 shares of Common Stock underlying Public Warrants and 9,584 shares of Common Stock issuable upon exercise of currently exercisable options. Does not include 7,083 shares of Common Stock underlying options, 1,667 of which vest in August 1997, 2,917 of which vest in October 1997, 1,667 of which vest in August 1998 and 833 of which vest in October 1998.

(9) Represents 18,192 shares of Common Stock issuable upon exercise of currently exercisable options. Does not include 11,111 shares of Common Stock underlying options, 50% of which vest in each of February 1998 and 1999.

(10) Includes 139,922 shares issuable upon conversion of Convertible Debentures held by entities for which Laifer Capital Management, Inc. ("Laifer") acts as an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. Such information was obtained by the Company from a Schedule 13G filed by Laifer with the Commission on February 6, 1997.

(11) Includes 334 shares of Common Stock and 334 shares issuable upon exercise of Public Warrants owned by Mr. Oxenhorn's son, of which he disclaims beneficial ownership, 31,390 shares of Common Stock issuable upon exercise of Public Warrants and 58,334 shares issuable upon exercise of currently exercisable options.

(12) Includes 334 shares of Common Stock owned by The Marilyn and Barry Rubenstein Family Foundation, a tax exempt organization of which Mr. Rubenstein is a trustee, and 6,667 shares of Common Stock owned by Marilyn Rubenstein, Mr. Rubenstein's spouse. Mr. Rubenstein disclaims beneficial ownership over all of such shares. Also includes 101,667 shares of Common Stock (including 13,334 shares of Common Stock underlying Public Warrants and 66,667 shares underlying December 1996 Warrants) owned by Woodland Partners, a New York general partnership of which Mr. Rubenstein is a partner. Also includes 36,334 shares of Common Stock (including 33,334 shares of Common Stock underlying December 1996 Warrants) owned by the Woodland Venture Fund, a New York limited partnership of which Mr. Rubenstein is a general partner. Also includes 33,334 shares of Common Stock underlying December 1996
         Warrants owned by Seneca Ventures, a New York limited partnership of which Mr. Rubenstein is a general partner. Also includes 626,667 and 40,000 shares of Common Stock underlying December 1996 Warrants owned by Wheatley and Wheatley Foreign Partners, L.P. ("Wheatley Foreign"), respectively. Mr. Rubenstein is a member and officer of Wheatley Partners LLC, a Delaware limited liability company which is the general partner of Wheatley, and also a general partner of Wheatley Foreign. Mr. Rubenstein disclaims beneficial ownership of the securities owned by Woodland Partners, Woodland Venture Fund, Seneca Ventures, Wheatley and Wheatley Foreign except to the extent of his equity interest therein. Also includes 18,057 shares of Common Stock owned individually by Barry Rubenstein, 13,334 shares of Common Stock held in his IRA Rollover account, 18,057 shares of Common Stock underlying Public Warrants and 58,334 shares issuable upon exercise of currently exercisable options.

(13) Includes 16,667 shares issuable upon exercise of currently exercisable options and 5,834 shares of Common Stock underlying Public Warrants. Mr. Silverstein was an executive officer of the Company until May 1996. Pursuant to the terms of Mr. Silverstein's termination agreement, the Company agreed to pay him an aggregate of $150,000 of severance payments over a 12-month period commencing in March 1997.

(14) Does not include shares held in Whale's trading account. Includes (i) 33,334 shares underlying warrants issued to Whale in consideration of certain investment banking services rendered to the Company, (ii) 50,000 shares underlying December 1996 Warrants issued to Whale in connection with the December 1996 Private Placement, (iii) 20,000 shares of Common Stock and May 1996 Warrants to purchase 40,000 shares of Common Stock issuable upon exercise of a purchase option ("UPO") issued to Whale in connection with the May 1996 Private Placement and
         (iv) 50,000 shares of Common Stock and 50,000 shares underlying Public Warrants issuable to Whale pursuant to the warrant issued to Whale in connection with the Company's IPO ("Underwriter's Warrant"). All of the shares underlying the UPO and the Underwriter's Warrant are held in the name of Whale Securities Co., L.P. for the account of its equity owners and certain of its employees, pending transferability of such warrants pursuant to the rules of the National Association of Securities Dealers, Inc.

(15) Represents 626,667 and 40,000 shares of Common Stock underlying December 1996 Warrants owned by Wheatley and Wheatley Foreign, respectively. Such entities are controlled by Wheatley Partners LLC, a Delaware limited liability company which is the general partner of Wheatley and a general partner of Wheatley Foreign.

(16) Includes those shares of Common Stock deemed to be included in Messrs. Finkel, Wasserson, McCabe, Kaufman, Tobin, Ptalis, Eisner and Tobin's respective beneficial ownership as described in notes 2, 3, 4, 5, 6, 7, 8 and 9 above. Also includes 7,917 shares of Common Stock issuable upon exercise of currently exercisable options held by Maria Bruzzese, Chief Financial Officer of the Company. Also includes 334 shares of Common Stock and 334 shares underlying Public Warrants beneficially owned by Ms. Bruzzese. Does not include 5,418 shares underlying options granted to Ms. Bruzzese, 1,667 of which vest in August 1997, 2,084 of which vest in October 1997 and 1,667 of which vest in August 1998.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

General

                  In March 1994, Gary J. Wasserson purchased shares of common stock of Global Link with a promissory note in the aggregate principal amount of $100,000 bearing interest at a rate of five percent per annum. Although the promissory note becomes due and payable on March 31, 1997 (on which date there will be $15,000 of accrued and unpaid interest on the note), the Board of Directors extended the payment of such note until March 31, 1998.

                  In  February  1995,  the  Company   entered  into   consulting
agreements with each of Barry Rubenstein and Eli Oxenhorn, which were extended in January 1997. See "Executive Compensation -- Consultants."

                  The principal executive offices of the Company are leased from JilJac Realty Company, a general partnership owned by Gary J. Wasserson, the Company's Chief Executive Officer. See "Description of Property."

                  In February 1996, the Company and two groups of stockholders entered into a voting agreement, pursuant to which, until February 28, 1999, the Company is obligated to nominate four persons designated by one group of stockholders and three persons appointed by a second group of stockholders for election to the Board of Directors at the various stockholders meetings, so long as each group of stockholders continues to hold an aggregate of 183,334 shares of Common Stock. Further, these two groups of stockholders have agreed to vote for the other group's designees as directors of the Company. See "-- The Global Link Merger."

                  In May 1996, the Company consummated the May 1996 Private Placement. Among the purchasers in the May 1996 Private Placement were a limited partnership in which Mr. Rubenstein is a general partner (6,667 shares of Common Stock and May 1996 Warrants to purchase 13,334 shares of Common Stock) and Mr. Oxenhorn (6,667 shares of Common Stock and May 1996 Warrants to purchase 13,334 shares of Common Stock).

                  In December 1996, the Company consummated the December 1996 Private Placement. Among the purchasers in the December 1996 Private Placement were Shelly Finkel, Chairman of the Board of the Company ($50,000 of December 1996 Notes and 16,667 December 1996 Warrants), and limited partnerships in which Mr. Rubenstein is either a general partner or an officer and member of a limited liability company that is a general partner ($2,400,000 of December 1996 Notes and 800,000 December 1996 Warrants).

                  In March 1997, the Company entered into an agreement with Wheatley, pursuant to which Wheatley agreed that, if by June 1, 1997, the Company does not consummate a financing raising a minimum of $2,500,000,

Wheatley would exercise a minimum of 333,333 of the December 1996 Warrants that it received in the December 1996 Private Placement, resulting in gross proceeds to the Company of at least $2,500,000.

                  The Company believes that each of the foregoing transactions were on terms no less favorable to the Company than those which could have been obtained from unaffiliated third parties. All future transactions and loans between the Company and its officers, directors and principal stockholders or their affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of the then disinterested directors of the Company.

The Global Link Merger

                  On January 18, 1996, the Company, Link Acquisition Corp., a wholly-owned subsidiary of the Company ("Merger Sub"), and Global Link executed an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Merger Sub was merged with and into Global Link and Global Link became a wholly-owned subsidiary of the Company. The Global Link Merger was consummated on February 29, 1996 (the "Merger Date"). The purchase price paid for Global Link was approximately $11,400,000.

                  In connection with the Global Link Merger, the Company agreed to issue to the holders of Global Link's common stock (the "Global Link Shares"), upon surrender of such shares, an aggregate of 572,773 shares of the Company's Common Stock. Outstanding options to purchase an aggregate of 48,334 Global Link Shares were automatically converted into the right to purchase an aggregate of 36,642 shares of Common Stock.

                  Pursuant to the Merger Agreement, the Company agreed to register the shares of Common Stock issued in the Global Link Merger, as well as the Conversion Shares (as defined below) and the Peoples Shares (as defined below), by means of a registration statement which was declared effective on September 30, 1996. Notwithstanding the foregoing, each stockholder to be included in such registration statement executed a lock-up agreement prohibiting his sale of such shares for a period of one year after the Merger Date (which period has expired) and limiting sales to 25% of his holdings in each three-month period during the second year after the Merger Date. There are certain exceptions to these lock-up agreements which will allow the holders of the Convertible Debentures to sell that aggregate number of Conversion Shares equal to the aggregate amount of shares of Common Stock sold by the GTS Major Stockholders (as defined below) during the one-year period immediately following the Merger Date in excess of 53,334 shares of Common Stock.

                  In addition, the holders of $2,800,000 aggregate principal amount of Convertible Debentures executed a securities purchase agreement, pursuant to which such holders consented to the Global Link Merger and waived certain rights. The Convertible Debentures are due and payable on June 23, 1999 and are secured by a first lien on all assets of Global Link. The Convertible Debentures bear interest at 6% per annum, payable on May 30th and November 30th of each year. At the option of the holders, the Convertible Debentures are immediately due and payable upon a change in control of Global Link. The Company has guaranteed the payment of principal and interest owed under the Convertible Debentures. The principal amount of the Convertible Debentures is convertible at the option of the holders at any time into shares of Common Stock (the "Conversion Shares") at a conversion price of $9.264 per share. The Company may force the conversion of the Convertible Debentures if (i) the Company has received aggregate gross proceeds of not less than $5,000,000 from certain private placements or public offerings of its securities at a price equal to or greater than $12.00 per share; (ii) the Conversion Shares are the subject of an effective registration statement under the Securities Act or are eligible for sale under an exemption therefrom; (iii) the Common Stock is traded on a national securities exchange or quoted on Nasdaq; (iv) the price of the Common Stock has been at least $10.50 for 30 days prior to the consummation of the offering referred to in (i); and (v) the lock-up agreements of the Convertible Debenture holders are terminated. Global Link may prepay the Convertible Debentures, subject to the holders' right of conversion, if the Conversion Shares are registered under the Securities Act or an exemption therefrom is available, the Common Stock is listed on a national securities exchange or quoted on Nasdaq and the lock-up agreements of the holders of the Convertible Debentures are terminated.

                  Also in connection with the Global Link Merger, Global Link and Peoples executed an agreement, pursuant to which, as amended, Peoples was paid (i) $550,000 on the Merger Date, (ii) $500,000 plus accrued interest at the rate of 8% per annum in increments over the ten-month period after the Merger Date and (iii) 17,602 shares of Common Stock ("Peoples Shares") in full satisfaction of any and all monies owed by Global Link to Peoples other than

$954,630 of trade receivables ("Trade Receivables"). The agreement, as amended, provides for Certain prepayments of the Trade Receivables in the event the Company obtains additional financing or the occurrence of any change of control.

                  On the Merger Date, the Company entered into an employment agreement with each of Gary J. Wasserson and David S. Tobin, who were the Chief Executive Officer and General Counsel, respectively, of Global Link, and then became the Chief Executive Officer and General Counsel and Secretary of the Company, respectively. See "Executive Compensation -- Employment Agreements."

                  In connection with the Global Link Merger, a group consisting of Shelly Finkel, James Koplik, Paul Silverstein and Joseph Clark (collectively, the "GTS Major Stockholders"), who hold an aggregate of 398,580 shares of Common Stock, and another group consisting of Gary J. Wasserson, Jody Frank, Bernard Frank, Edward Marx, Joel D. Hornstein and members of their respective immediate families (collectively, the "Global Link Major Stockholders"), who hold an aggregate of 346,692 shares of Common Stock, entered into a voting agreement, pursuant to which the Company agreed to nominate and use its best efforts to have elected to its Board of Directors and the Board of Directors of Global Link three designees ("Global Link Designees") selected by the Global Link Major Stockholders and four designees ("GTS Designees") selected by the GTS Major Stockholders. Each of the GTS Major Stockholders agreed to vote all of his shares of Common Stock for the election of each of the three Global Link Designees and each of the Global Link Major Stockholders agreed to vote all of his shares of Common Stock for the GTS Designees. The term of the voting agreement expires on February 28, 1999.


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits Filed.

                  See Exhibit Index appearing later in this Report.

(b)      Reports on Form 8-K

                  Current Report on Form 8-K, dated December 20, 1996, filed with the Securities and Exchange Commission on December 26, 1996.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: April 14, 1997                 GLOBAL TELECOMMUNICATION SOLUTIONS, INC.

                                      By:  /s/ Shelly Finkel
                                          ------------------------------------
                                          Shelly Finkel, Chairman of the Board
                                          of Directors


                  In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



 /s/ Shelly Finkel      Chairman of the Board of Directors      April 14, 1997
-------------------
Shelly Finkel


/s/ Gary J. Wasserson   Chief Executive Officer and Director    April 14, 1997
---------------------
Gary J. Wasserson


/s/ John McCabe        President and Director                   April 14, 1997
--------------------
John McCabe


/s/ Alan W. Kaufman    Director                                April 14, 1997
-------------------
Alan W. Kaufman


/s/ Jack N. Tobin      Director                                April 14, 1997
-------------------
Jack N. Tobin


/s/ Donald L. Ptalis   Director                                April 14, 1997
--------------------
Donald L. Ptalis


/s/ Maria Bruzzese   Chief Financial Officer                   April 14, 1997
------------------   (and principal accounting officer)
Maria Bruzzese

                                  EXHIBIT INDEX
Exhibit
Number         Description
---------      ------------
3.1        A   Certificate of Incorporation

3.2        A   Amendment to Certificate of Incorporation

3.3        A   By-Laws

3.4        C   Certificate of Merger of Merger Sub into Global Link

4.1        A   Form of Common Stock Certificate

4.2        A   Form of Redeemable Warrant Certificate

4.3        A   Warrant Agreement between the Company and Whale

4.4        A   Underwriter's Warrant issued to Whale

4.5        D   Placement Agent Warrant dated May 10, 1996 issued to Whale

4.6        F   Warrant Agreement dated April 15, 1995 between the Company and
               Craig Shapiro

4.7        F   Warrant Agreement dated October 26, 1995 between the Company and
               Frog Hollow Partners

4.8        F   Warrant Agreement dated January 22, 1996 between Company and
               Whale

4.9        E   Form of Subscription Agreement for December 1996 Private
               Placement

4.10       E   Form of Warrant issued in the December 1996 Private Placement

4.11       E   Form of Promissory Note issued in the December 1996 Private
               Placement

10.1       A   Sublease for 342 Madison Avenue, New York, New York

10.2       A   Sublease for additional space at 342 Madison Avenue, New York,
               New York

10.3       A   Employment Agreement between the Company and Shelly Finkel

10.4       A   Employment Agreement between the Company and Maria Bruzzese

10.5       A   Stock Option Agreement between the Company and Shelly Finke

10.6       A   Stock Option Agreement between the Company and Paul Silverstein

10.7       A   Stock Option Agreement between the Company and James Koplik

10.8       B   Stock Option Agreement between the Company and John McCabe

10.9       A   1994 Performance Equity Plan

10.10      A   Service Agreement between the Company and MCI Telecommunications
               Corporation

10.11      A   Service Agreement between the Company and Sprint Corporation

10.12      A   Service Agreement between Independent Properties Sales
               Corporation ("IPSC") and Metromedia Communications Corporation
               ("Metromedia," which was later acquired by WorldCom)

10.13      A   Consent between IPSC and Metromedia allowing the assignment to the Company of IPSC's right to receive services from Metromedia.

10.14      B   Employment Agreement between the Company and John McCabe

10.15      B   Consulting Agreement between the Company and Barry Rubenstein

Exhibit
Number         Description
-------        -------------
10.16      B   Consulting Agreement between the Company and Eli Oxenhorn

10.17      C   Merger Agreement by and among the Company, Merger Sub and Global
               Link

10.18      C   Directors Voting Agreement

10.19      C   Peoples Agreement, together with the Company's Guaranty of
               Peoples Second Payment

10.20      C   Ancillary Agreement between Global Link and Peoples regarding payment of the Peoples Accounts Receivable, together with Holding
               Corp's Guaranty of such payment

10.21      C   Amended and Restated Securities Purchase Agreement

10.22      C   The Company's Guaranty of Debentures

10.23      C   Employment Agreement between the Company and Gary Wasserson

10.24      C   Employment Agreement between the Company and David Tobin

10.25      C   Stock Option Agreement between the Company and Gary Wasserson

10.26      C   Stock Option Agreement between the Company and David Tobin

10.27      A   Sublease for space at 40 Elmont Road, Elmont, New York

10.28      D   Form of Registration Rights Agreement for May 1996 Private
               Placement

10.29      D   Agency Agreement between the Company and Whale for May 1996
               Private Placement

10.30      D   Placement Agent Warrant Agreement for May 1996 Private Placement

10.31      F   Consulting Agreement dated January 22, 1996 between the Company and Whale

10.32      F   First Amendment to Peoples Agreement, dated August 14, 1996

10.33      F   Second Amendment to Peoples Agreement, dated November 27, 1996

10.34      E   Finder's fee agreement between the Company and Whale relating to the December 1996 Private Placement

10.35      *   Extension of Consulting Agreement between the Company and Barry
               Rubenstein

10.36      *   Extension of Consulting Agreement between the Company and Eli
               Oxenhorn

23         *   Consent KPMG Peat Marwick LLP

27         *   Financial Data Schedule

-----------------------------

*        Filed herewith.

A Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 33-85998).

B Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

C Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on March 15, 1996.

D Incorporated by reference to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form SB-2 on Form S-3
         (No. 33-85998).

E Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on December 26, 1996.

F Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-19005)