Form 10QSB
period 1997-03-31
GLOBAL TELECOMMUNICATION SOLUTIONS INC
filed 1997-05-15
CIK 925004

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended        March 31, 1997
                                        ---------------------------

    (  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ______________ to __________________

                         Commission file number 1-13478


                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
        (Exact name of small business issuer as specified in its charter)


            Delaware                                           13-3698386
  -------------------------------                          --------------------
  (State or other jurisdiction of                            (IRS Employer
   incorporation or organization)                          Identification No.)


            5697 Rising Sun Avenue, Philadelphia, Pennsylvania 19120
                    (Address of principal executive offices)

                                 (215) 342-7700
                           (Issuer's telephone number)


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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 9, 1997, there were 2,190,116 shares of common stock outstanding.

                               Page 1 of 18 Pages

                            Exhibit Index -- Page 15

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES



                                                                                                               Page
Part I.  Financial Information

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets - March 31, 1997 (unaudited) and December 31, 1996....................................3

Consolidated Statements of Operations - Three months ended March 31, 1997 and 1996 (unaudited)....................4

Consolidated Statements of Cash Flows - Three months ended March 31, 1997 and 1996 (unaudited)....................5

Notes to Consolidated Financial Statements........................................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....................9

Part II. Other Information

Item 2.  Changes in Securities...................................................................................13

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................13

Item 6.  Exhibits and Reports on Form 8-K........................................................................13

Signatures.......................................................................................................14

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                   Assets                                              March 31,           December 31,
                                                                                         1997                 1996
                                                                                     (Unaudited)
Current assets:
    Cash                                                                             $   235,618          $  1,352,322
    Accounts receivable, less allowance for doubtful accounts
      of $502,700 and $399,000 in 1997 and 1996, respectively                          2,208,575             2,450,119
    Inventory                                                                            241,367               202,129
    Deferred costs                                                                     1,220,100             1,127,887
    Prepaid royalties and patent license fees                                             70,876                95,396
    Prepaid expenses and other current assets                                            245,984               164,876
                                                                                      ----------         -------------
            Total current assets                                                       4,222,520             5,392,729
                                                                                     -----------          ------------
Goodwill, net                                                                         17,692,501            18,008,599
Fixed assets, net                                                                      1,886,752             1,948,917
Deferred financing fees, net                                                             301,530               270,219
Other assets                                                                             187,355               198,901
                                                                                       ---------         -------------
            Total assets                                                              24,290,658           $25,819,365
                                                                                      ==========           ===========
                    Liabilities and Stockholders' Equity Current liabilities:
    Accounts payable                                                                   3,688,810             3,238,666
    Accrued liabilities                                                                  733,957               542,965
    Deferred revenues                                                                  4,047,845             4,431,309
    Estimated sales and excise tax liability                                           1,986,348             1,684,478
    Amounts payable to affiliate                                                         954,628             1,073,921
    Capital lease obligation, current                                                     58,108                51,775
                                                                                       ---------         -------------
            Total current liabilities                                                 11,469,696            11,023,114
                                                                                     -----------           -----------
Capital lease obligation, long-term                                                       23,565                42,002
Convertible notes payable                                                              2,693,500             2,800,000
Notes payable, net of unearned discount of $1,291,285 and  $1,484,040                  1,758,715             1,565,960
                                                                                     -----------           -----------
            Total liabilities                                                         15,945,476            15,431,076
                                                                                    ------------           -----------
Stockholders' equity:
    Preferred stock, $.01 par value, authorized 1,000,000 shares;
      none issued                                                                             --                    --
    Common stock, $.01 par value, authorized 35,000,000 shares;
      issued and outstanding 1,856,782 and 1,837,601 shares, respectively                 18,568                18,376
    Additional paid-in capital                                                        23,301,014            22,990,766
    Deferred compensation                                                              (180,357)             (102,498)
    Accumulated deficit                                                             (14,681,419)          (12,406,504)
    Cumulative foreign currency translation adjustment                                  (12,624)              (11,851)
    Common stock note receivable                                                       (100,000)             (100,000)
                                                                                    ------------        --------------
            Total stockholders' equity                                                 8,345,182            10,388,289
                                                                                    ------------           -----------
            Total liabilities and stockholders' equity                               $24,290,658           $25,819,365
                                                                                     ===========           ===========


           See accompanying notes to consolidated financial statements

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                                            Three months ended
                                                                                                March 31,
                                                                                      1997                    1996
Net sales                                                                         $ 3,688,153              $ 1,327,710
Cost of sales                                                                       2,855,357                1,013,556
                                                                                   ----------               ----------
                  Gross profit                                                        832,796                  314,154
                                                                                   ----------               ----------
Selling and marketing expenses                                                        778,663                  515,282
General and administrative expenses                                                 1,586,144                  848,980
Depreciation and amortization                                                         428,252                  141,418
                                                                                   ----------               ----------
                  Operating expenses                                                2,793,059                1,505,680
                                                                                   ----------               ----------
                  Operating loss                                                  (1,960,263)              (1,191,526)
Investment income                                                                       3,901                   19,581
Interest expense                                                                    (322,753)                 (17,226)
Other                                                                                   4,200                    1,400
                                                                                 ------------            -------------
                  Loss before income taxes                                        (2,274,915)              (1,187,771)
Income tax expense                                                                      --                       --
                  Net loss                                                      $ (2,274,915)            $ (1,187,771)
                                                                                  ===========              ===========
Net loss per share                                                          $          (1.23)       $            (.95)
                                                                              ===============         ================
Weighted average shares of common stock and common
  stock equivalents                                                                 1,847,786                1,254,830
                                                                                  ===========               ==========


          See accompanying notes to consolidated financial statements.

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                             Three months ended
                                                                                                  March 31,
                                                                                          1997                1996
Cash flows from operating activities:
  Net loss                                                                           $(2,274,915)         $(1,187,771)
  Adjustments to reconcile net loss to net cash provided by or used in operating activities:
    Depreciation and amortization                                                         428,252              141,418
    Deferred compensation                                                                  73,789               98,667
    Amortization of deferred financing fees                                                 5,001                1,699
    Amortization of unearned discount                                                     192,755                   --
    Issuance of common stock as severance                                                  50,000                   --
    Loss on disposal of fixed assets                                                       19,912                   --
  Changes in operating assets and liabilities, net of effects of acquisition:
    Decrease in accounts receivable                                                       241,544            1,883,903
    Increase in inventory                                                                (39,238)             (24,796)
    Increase in deferred costs                                                           (92,213)             (46,573)
    Decrease in prepaid royalties and patent license fees                                  24,520                5,926
    (Increase) decrease in prepaid expenses and other current assets                     (81,108)               12,096
    (Increase) decrease in other assets                                                    11,546                  (9)
    Increase (decrease) in accounts payable                                               450,144            (319,765)
    Increase in accrued liabilities                                                       190,992              134,813
    Increase in sales and excise taxes payable                                            301,870              153,045
    Decrease in deferred revenue                                                        (383,464)             (74,688)
                                                                                       ----------         ------------
                  Net cash provided by (used in) operating activities                   (880,613)              777,965
                                                                                      -----------         ------------
Cash flows from investing activities:
  Purchases of fixed assets                                                              (69,901)             (57,851)
  Cash acquired in excess of cash payment for acquisition                                  --                   54,190
                                                                                      -----------         ------------
                  Net cash used in investing activities                                  (69,901)              (3,661)
                                                                                      -----------         ------------
Cash flows from financing activities:
  Payment of notes payable to affiliate                                                 (119,293)            (550,000)
  Increase in notes receivable from Global Link prior to merger                                --            (250,655)
  Proceeds from the exercise of options                                                     4,374                   --
  Payments on capital lease obligation                                                   (12,104)                   --
  Increase in deferred financing fees                                                    (38,394)                   --
                                                                                      -----------         ------------
                  Net cash used in financing activities                                 (165,417)            (800,655)
                                                                                      -----------         ------------
Effects of exchange rate changes on cash                                                    (773)              (2,657)
                                                                                      -----------         ------------
                  Net decrease in cash                                                (1,116,704)             (29,008)
Cash and cash equivalents at beginning of period                                        1,352,322              928,516
                                                                                      -----------         ------------
Cash and cash equivalents at end of period                                            $   235,618         $    899,508
                                                                                      -----------         ============
Supplemental disclosures:
Interest paid during the period                                                       $     9,328         $       --
                                                                                     ============         ============
Income taxes paid during the period                                                   $      --           $       --
                                                                                     ============         ============
Non-cash investing and financing activities:
  Issuance of common stock in connection with acquisition                             $      --            $11,039,488
                                                                                     ============         ============
  Deferred compensation arising from grant of options and warrants                    $   151,648         $    400,000
                                                                                     ============         ============
  Conversion of convertible notes payable in common stock                             $   106,500         $       --
                                                                                     ============         ============


          See accompanying notes to consolidated financial statements.

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                 March 31, 1997

(1)      Business and Basis of Presentation

         Business

         Global Telecommunication Solutions, Inc. (the "Company") was incorporated on December 23, 1992 and is engaged in the marketing and distribution of prepaid phone cards. The Company's phone cards provide consumers access to long distance service through its switching facilities and long distance network arrangements.

         Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

(2)      Loss Per Share

         Weighted average shares of common stock for the three months ended March 31, 1997 and 1996 does not include common stock equivalents as their effect would be anti-dilutive.

(3)      Reclassifications

         Certain reclassifications have been made to the 1996 consolidated financial statements to conform to the 1997 presentation.

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

         In connection with the merger, the Company issued 572,773 shares of common stock in exchange for all of the issued and outstanding common stock of Global Link. In addition, the Company issued 17,602 shares of common stock to Peoples Telephone Company, Inc. ("Peoples"), a creditor of Global Link and a principal stockholder of the Company. The total cost of the acquisition was approximately $11,400,000 including direct transaction costs of approximately $344,000.

         The acquisition resulted in goodwill of $19,069,000, based on an allocation of purchase price, calculated as follows:

             Fair market value of common stock issued               $11,040,000
             Fair value of liabilities assumed                       10,811,000
             Fair value of assets acquired                           (3,126,000)
             Acquisition related costs                                  344,000
                                                                    -----------
                      Goodwill                                      $19,069,000

         The following unaudited combined pro forma information reflects the results of operations assuming the acquisition of Global Link had been made on January 1, 1996.


                                                          Three Months Ended
                                                            March 31, 1996
                  Net sales                                 $  2,690,740
                  Net loss                                    (2,007,017)
                  Net loss per share                        $      (1.23)


         Pro  forma  adjustments  include  recording   amortization  expense  on
         goodwill and the elimination of interest expense on debt of Global Link repaid in connection with the acquisition.

         The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase been made at the beginning of the respective period, or of results which may occur in the future.

(5)      Reverse Stock Split

         In February 1997, the Board of Directors of the Company approved an amendment to its Amended and Restated Certificate of Incorporation to effect a one-for-three reverse stock split. All per share data and references to number of shares have been retroactively restated in these financial statements to give effect to the reverse stock split.

(6)      Deferred Compensation

         In January 1997, the Company extended its consulting agreements with two of the Company's stockholders, pursuant to which the stockholders will provide consulting services to the Company for a two-year period ending February 1999. As consideration for these services, the Company issued options to purchase 25,000 shares of common stock at $9.00 per share to each stockholder. These options became exercisable in February 1997 and remain exercisable until February 2002. The estimated fair market value of these options of $151,648 was recorded as deferred compensation and the Company has recorded compensation expense of $18,957 to date.

(7)      Amounts Payable to Principal Stockholder

         In March 1997, the Company entered into an agreement with Peoples whereby Peoples agreed not to sell or otherwise dispose of its shares of the Company's common stock until June 30, 1997 ("Termination Date"). The Company agreed that it would pay Peoples the balance of approximately $954,000 in trade payables from the proceeds of the Company's proposed secondary offering (note 10) within two days after the consummation of such offering ("Closing Date"). If the offering is consummated before June 30, 1997, and the trade payables are paid within two days, Peoples agreed to extend the Termination Date to the six month anniversary of the Closing Date.

(8)      Tax Obligations and Compliance

         At March 31, 1997, the Company has not remitted certain amounts previously collected for sales, use and excise taxes to various taxing jurisdictions. Further, the Company has not filed certain sales and use, excise, income or franchise tax returns in certain jurisdictions in which it does business. Management is in the process of reviewing the Company's tax collection, remittance and compliance policies and procedures and has recorded a reserve for estimated tax obligations and related compliance issues. Depending on the ultimate resolution of these matters, it is reasonably possible that the amount of this reserve could require adjustment in the near term and the amount of such adjustment could be material.

(9)      Liquidity

         The Company has substantial capital requirements resulting from the funding of losses from operations and the need to finance continued growth. The Company believes that its cash balances, along with the proceeds of $2,500,000 from the exercise of certain warrants in April 1997 (note 10), will satisfy the Company's cash requirements until the end of 1997. Except for the financing referred to in note 10 below, the Company does not have any arrangements with respect to, or sources of, additional financing and there can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all. The failure to obtain such financing could have a material adverse effect on the Company.

(10)     Subsequent Events

         Pursuant to an agreement with Wheatley Partners, L.P. ("Wheatley"), an affiliate of the Company, in April 1997, the Company received $2,500,000 upon the exercise of warrants to purchase 333,334 shares of Common Stock issued to Wheatley in a private placement consummated by the Company in December 1996.

         In April 1997, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission for a secondary offering of securities. The Company is attempting to raise approximately $20 million in gross proceeds.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

                  When used in this Form 10-QSB and in future  filings by Global
Telecommunication Solutions, Inc. ("GTS" or the "Company") with the Securities and Exchange Commission ("SEC"), in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "management expects" or "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Company Overview

                  On February 29, 1996, the Company acquired, through a merger ("Global Link Merger"), all of the outstanding capital stock of Global Link Teleco Corporation ("Global Link") for a purchase price of approximately $11,400,000. Prior to the Global Link Merger, GTS primarily focused on marketing custom- designed prepaid phone cards for business promotional use and other retail products utilizing prepaid phone card technology. Global Link marketed primarily traditional prepaid phone cards through various retailers and distributors, including supermarkets, convenience stores, travel agencies and tour wholesalers and Company-owned and operated retail phone centers. Capitalizing on the strengths of their prior businesses, GTS and Global Link have integrated their operations to create a more diversified prepaid phone card company. Global Link's operating results were consolidated with the Company's commencing on March 1, 1996.

                  The Company records deferred revenue at the time it sells its prepaid phone cards. The Company recognizes revenue (i) at the time the consumer accesses long distance services utilizing the Company's phone cards or in the case of promotional programs during the period the program is executed or (ii) when the phone card expires (generally 12 to 18 months after issuance or six to 12 months after last use). At the time revenue is recognized, the costs to which that revenue specifically relates also are recognized. When the Company recognizes revenue due to the expiration of a prepaid phone card, the Company does not incur any long distance costs associated with that revenue. As of March 31, 1997, the Company's deferred revenue was $4,047,845.

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

Results of Operations

                  The following table sets forth, for the periods indicated, items from the Company's Consolidated Statements of Operations expressed as a percentage of sales:


                                                                                    Percentage of Sales
                                                                              --------------------------------
                                                                                     Three Months Ended
                                                                                        March 31,
                                                                              --------------------------------
                                                                                    1996             1997
                                                                                    ----             ----
Traditional card sales.................................................             76.3             81.2
Promotional card and other retail product and service sales............             23.7             18.8
                                                                                    ----             ----
         Net sales.....................................................            100.0            100.0
Cost of sales..........................................................             76.3             77.4
                                                                                    ----             ----
         Gross profit..................................................             23.7             22.6
                                                                                   -----             ----
Selling and marketing expenses.........................................             38.8             21.1
General and administrative expenses....................................             63.9             43.0
Depreciation and amortization..........................................             10.7             11.6
                                                                                   -----             ----
         Operating expenses............................................            113.4             75.7
                                                                                   -----             ----
         Operating loss................................................            (89.7)           (53.1)
                                                                                   ------           ------
Interest income........................................................              1.5              0.1
Interest expense.......................................................             (1.3)            (8.8)
Other..................................................................               --              0.1
                                                                                   ------           ------
         Loss before income taxes......................................            (89.5)           (61.7)
Income tax expense.....................................................               --               --
                                                                                   ------           ------
         Net loss......................................................            (89.5%)          (61.7%)
                                                                                   =======          =======


Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

     Substantially all of the increases in revenues from traditional cards and operating expenses were attributable to GTS' acquisition on February 29, 1996 of all of the outstanding capital stock of Global Link. Global Link's operating results were consolidated with the Company's commencing on March 1, 1996. Accordingly, while Global Link's operating results were included for all three months of the quarter ended March 31, 1997, Global Link's operating results only were included for one month of the quarter ended March 31, 1996.

     Net  sales for the  three  months  ended  March  31,  1997 were  $3,688,153 compared to  $1,327,710  for the three months  ended March 1996,  an increase of
$2,360,443, or 177.8%. Net sales of traditional phone cards were approximately $2,995,000 for the three months ended March 31, 1997, compared to approximately $1,013,000 for the three months ended March 31, 1996, an increase of approximately $1,982,000. Net sales generated from the sale of promotional cards, other retail products utilizing prepaid phone card technology and other services for the three months ended March 31, 1997 were approximately $693,000, compared to approximately $315,000 for the comparable period in the prior year, an increase of approximately $378,000. The Company's gross margins decreased to 22.6% of net sales for the three months ended March 31, 1997, compared to 23.7% of net sales for the comparable period in the prior year. The decrease in the gross margin was primarily a result of an increase in the sale of cards with reduced per-minute rates to consumers and an increase in patent license fees as a result of an increase in revenues subject to such fees, offset by a decrease in production and switch administration costs as a percentage of sales.

     Selling and marketing expenses were $778,663 (21.1% of net sales) for the three months ended March 31, 1997, compared to $515,282 (38.8% of net sales) for the three months ended March 31,1996. Approximately $69,500 of the increase was due to increased salaries and benefits of marketing and sales personnel. Additionally, approximately $33,200 of the increase was due to additional travel expenses,
                                       10

$54,200 to commissions paid to independent third party distributors, sales agents and brokers, $33,200 to costs associated with the Company's attendance at trade shows, and $59,000 to an increase in the provision for uncollectible accounts receivable, all of which increased as a result of the increase in net sales.

     General and administrative expenses were $1,586,144 (43.0% of net sales) for the three months ended March 31, 1997, compared to $848,980 (63.9% of net sales) for the three months ended March 31, 1996. The increase consists of approximately $288,300 in salaries and related benefits of other additional personnel which make up the Company's infrastructure, including accounting, legal, customer service and support and information technology personnel; approximately $150,600 in rent costs; approximately $73,100 in professional fees; and approximately $50,000 expensed as a result of the issuance of stock to a former employee.

     Depreciation and amortization expense increased to $428,252 for the three months ended March 31, 1997 from $141,418 for the three months ended March 31, 1996, primarily due to the amortization of goodwill resulting from the Global Link Merger and the acquisition of additional switching equipment.

     Investment and interest income was $3,901 for the three months ended March 31, 1997, compared to $19,581 for the three months ended March 31, 1996. The decrease of $15,680 was a result of lower balances of cash and cash equivalents on hand.

     Interest expense for the three months ended March 31, 1997 increased to $322,753 from $17,226 for the three months ended March 31, 1996, primarily as a result of interest on the principal amount of convertible debentures ("Convertible Debentures"), amounts due to Peoples Telephone Company, Inc. ("Peoples"), and the amortization of the unearned discount and deferred financing costs relating to the issuance of notes payable pursuant to the private placement consummated by the Company in December 1996 ("December 1996 Private Placement").

     For the foregoing reasons, the Company incurred a net loss of $2,274,915 for the three months ended March 31, 1997, compared to a net loss of $1,187,771 for the three months ended March 31, 1996.

Liquidity and Capital Resources

                  At March 31, 1997 the Company had cash and cash equivalents of $235,618 and a working capital deficit of $7,247,176, compared to $1,352,322 and $5,630,385, respectively, at December 31, 1996.

                  Net cash used in operating activities for the three months ended March 31, 1997 of $880,613 was primarily due to the Company's net loss and a decrease in deferred revenue, offset by non-cash items such as depreciation and amortization, increases accounts payable, accrued expenses and sales and excise taxes payable and a decrease in accounts receivable. Accounts receivable are generated pursuant to sales of prepaid phone cards primarily to distributors and retail establishments. Typically, the Company provides 30- day terms (or less) to reputable retail establishments that sell its phone cards. Deferred revenue represents sales of prepaid phone cards for which revenue has not yet been recognized, but will typically be recognized in future periods as customers access long distance services, at the expiration dates of the phone cards or, in the case of promotional phone card programs, during the period the program is executed. Net cash used in investing activities for the three months ended March 31, 1997 consisted of $69,901 of capital expenditures. Net cash used in financing activities consisted of payments to Peoples of $119,293, payments on capital lease obligations of $12,104, an increase in deferred financing fees of $38,394 in connection with the issuance of notes payable in December 1996, offset by $4,374 of proceeds from the exercise of employee stock options. Under its carrier agreement with Sprint, the Company must fulfill a $200,000 per month usage commitment.

                  Pursuant to an agreement with Wheatley Partners, L.P. ("Wheatley"), an affiliate of the Company, in April 1997, the Company received $2,500,000 upon the exercise of warrants to purchase 333,334 shares of Common Stock issued to Wheatley in the December 1996 Private Placement.

                  In April 1997, the Company filed a registration statement on Form SB-2 with the SEC for a secondary offering of securities. The Company is attempting to raise approximately $20 million in gross proceeds.

                  As indicated in the accompanying financial statements, the Company incurred a net loss of $2,274,915 for the three months ended March 31, 1997 and is in a negative working capital position of $7,274,176 at March 31, 1997. Management's projections indicate that the Company anticipates that it will continue to generate operating losses and negative cash flow through 1997. The Company has substantial capital requirements resulting from the funding of losses from operations and the need to finance continued growth. The Company believes that its cash balances, along with the proceeds of $2,500,000 from the exercise of warrants in April 1997, will satisfy the Company's cash requirements until the end of 1997. Other than the Company's $20 million planned secondary offering of securities, for which no assurance can be given that it will be consummated, the Company does not have any arrangements with respect to, or sources of, additional financing and there can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all. The failure to obtain such financing could have a material adverse effect on the Company.

PART II. OTHER INFORMATION

Item 2.  Changes in Securities

(c)      Recent Sales of Unregistered Securities

                  During the three months ended March 31, 1997, the Company made the following sales of unregistered securities:



                                                                       Consideration
                                                                       Received and
                                                                      Description of                           If Option, Warrant
                                                                   Underwriting or Other                         or Convertible
                                                                    Discounts to Market      Exemption from     Security, Terms of
                                                                      Price Afforded to       Registration         Exercise or
Date of Sale              Title of Security       Number Sold            Purchasers             Claimed             Conversion
------------              -----------------       -----------         ------------------     ---------------     ------------------
1/21/97 and 3/27/97         Common Stock             11,496        conversion of 6% Senior        4(2)                 N/A
                                                                   Secured Convertible
                                                                   Promissory Notes
-----------------------------------------------------------------------------------------------------------------------------------
3/4/97                      Common Stock              7,130        severance payment to           4(2)                 N/A
                                                                   former employee
-----------------------------------------------------------------------------------------------------------------------------------
3/31/97                     options to               20,004        options granted - no           4(2)         exercisable for ten
                            purchase                               consideration received                      years from date of
                            Common Stock                           by Company until                            grant at an exercise
                            granted to                             exercise                                    price of $11.125 per
                            directors                                                                          share
-----------------------------------------------------------------------------------------------------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

                  By unanimous written consent dated February 11, 1997, the Board of Directors of the Company authorized an amendment to the Company's Amended and Restated Certificate of Incorporation to effect a one-for-three reverse stock split ("Reverse Split") of the currently issued and outstanding shares of the Company's Common Stock. The number of shares of Common Stock authorized by the Amended and Restated Certificate of Incorporation was to remain at 35,000,000. The Board of Directors fixed the close of business on February 14, 1997 as the record date for the determination of stockholders entitled to vote with respect to stockholder authorization of the Reverse Split. Thereafter, on February 17, 1997, ten stockholders who were owners of record of 2,880,154 pre-split shares (51.8%) of Common Stock of the Company, the Company's only class of voting securities outstanding, executed and delivered to the Company their written consents to authorize the amendment. On March 3, 1997 an Information Statement was mailed to all of the stockholders of the Company. On March 24, 1997, the Company effectuated the Reverse Split by filing the Amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         3.1 Amendment to Amended and Restated Certificate of Incorporation to effectuate the one-for-three reverse stock split.

         27       Financial Data Schedule (3/31/97)

(b)      Current Reports on Form 8-K

         None.

                                   SIGNATURES


                  In accordance with requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   May 15, 1997

                                       GLOBAL TELECOMMUNICATION SOLUTIONS, INC.



                                     By:    /s/ Maria Bruzzese
                                        ---------------------------------------
                                        Maria Bruzzese, Chief Financial Officer

EXHIBIT INDEX


Exhibit Number                              Description                                                Page
         3.1                                Amendment to Amended and Restated
                                            Certificate of Incorporation to effectuate the
                                            one-for-three reverse stock split.                          16

         27                                 Financial Data Schedule                                     18

