Form 10QSB
period 1997-06-30
GLOBAL TELECOMMUNICATION SOLUTIONS INC
filed 1997-08-19
CIK 925004

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended        June 30, 1997
                                     ---------------------------

 ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from __________ to __________

                         Commission file number 1-13478


                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                        13-3698386
  (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)


            5697 Rising Sun Avenue, Philadelphia, Pennsylvania 19120
                    (Address of principal executive offices)

                                 (215) 342-7700
                           (Issuer's telephone number)

         (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 13, 1997, there were 5,072,538 shares of common stock outstanding.

                               Page 1 of 17 Pages

                            Exhibit Index -- Page 16

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES



                                                                                                      Page
Part I.  Financial Information

         Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets - June 30,1997 (unaudited) and December 31, 1996...................3

         Consolidated Statements of Operations - Six and three months ended June 30,
         1997 and 1996 (unaudited)......................................................................4

         Consolidated Statements of Cash Flows - Six months ended June 30, 1997 and
         1996 (unaudited)...............................................................................5

         Notes to Consolidated Financial Statements.....................................................6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations....................................................................................10

Part II. Other Information

         Item 2.  Changes in Securities................................................................14

         Item 6.  Exhibits and Reports on Form 8-K.....................................................14

         Signatures....................................................................................15


                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets



                                   Assets                                                June 30,           December 31,
                                                                                           1997                 1996
                                                                                           ----                 ----
                                                                                        (Unaudited)
Current assets:
    Cash                                                                              $   927,069         $  1,352,322
    Accounts receivable, less allowance for doubtful accounts                           2,703,547            2,450,119
      of $452,134 and $399,000 in 1997 and 1996, respectively
    Inventory                                                                             376,456              202,129
    Deferred costs                                                                        957,053            1,127,887
    Prepaid royalties and patent license fees                                              39,695               95,396
    Prepaid expenses and other current assets                                             102,107              164,876
                                                                                       ----------           ----------
            Total current assets                                                        5,105,927            5,392,729
                                                                                      -----------           ----------
Goodwill, net                                                                          17,376,694           18,008,599
Fixed assets, net                                                                       2,230,195            1,948,917
Deferred financing fees, net                                                              260,184              270,219
Other assets                                                                              903,862              198,901
                                                                                        ---------           ----------
            Total assets                                                               25,876,862          $25,819,365
                                                                                       ==========          ===========
         Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                                    4,245,428            3,238,666
    Accrued liabilities                                                                 1,451,433              542,965
    Deferred revenues                                                                   3,430,801            4,431,309
    Estimated sales and excise tax liability                                            2,082,169            1,684,478
    Amounts payable to affiliate                                                          954,628            1,073,921
    Capital lease obligation, current                                                      56,528               51,775
                                                                                     ------------           ----------
            Total current liabilities                                                  12,220,987           11,023,114
                                                                                      -----------           ----------
Capital lease obligation, long-term                                                        12,498               42,002
Convertible notes payable                                                               2,624,750            2,800,000
Notes payable, net of unearned discount of $1,098,529 and $1,484,040                    1,951,471            1,565,960
                                                                                      -----------           ----------
            Total liabilities                                                          16,809,706           15,431,076
                                                                                     ------------           ----------
Stockholders' equity:
    Preferred stock, $.01 par value, authorized 1,000,000 shares;                              --                   --
      none issued
    Common stock, $.01 par value, authorized 35,000,000 shares;                            21,975               18,376
      issued and outstanding 2,197,538 and 1,837,601 shares, respectively
    Additional paid-in capital                                                         25,865,214           22,990,766
    Deferred compensation                                                               (150,399)            (102,498)
    Accumulated deficit                                                              (16,553,320)         (12,406,504)
    Cumulative foreign currency translation adjustment                                   (16,314)             (11,851)
    Common stock note receivable                                                        (100,000)            (100,000)
                                                                                     ------------          -----------
            Total stockholders' equity                                                  9,067,156           10,388,289
                                                                                     ------------          -----------
            Total liabilities and stockholders' equity                                $25,876,862          $25,819,365
                                                                                      ===========          ===========

           See accompanying notes to consolidated financial statements

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                            Six months ended                        Three months ended
                                                                June 30,                                 June 30,
                                                   -----------------------------------       --------------------------------

                                                           1997              1996                  1997              1996
                                                           ----              ----                  ----              ----
Net sales                                              $ 8,604,812       $ 4,459,356            4,916,659        $ 3,131,646
Cost of sales                                            6,956,236         3,387,048            4,100,879          2,373,492
                                                       -----------       -----------           ----------        -----------
         Gross profit                                    1,648,576         1,072,308              815,780            758,154
                                                       -----------       -----------           ----------        -----------
Selling and marketing expenses                           1,367,629         1,292,376              588,966            777,094
General and administrative expenses                      2,947,346         2,299,364            1,361,202          1,450,384
Depreciation and amortization                              863,688           563,671              435,436            422,253
                                                      ------------        ----------           ----------        -----------
         Operating expenses                              5,178,663         4,155,411            2,385,604          2,649,731
                                                      ------------        ----------          -----------        -----------
         Operating loss                                (3,530,087)       (3,083,103)          (1,569,824)        (1,891,577)
Investment income                                           14,519            41,154               10,618             21,573
Interest expense                                         (662,495)          (87,508)            (339,742)           (70,282)
Other                                                       31,247             5,600               27,047              4,200
                                                      ------------       -----------          -----------         ----------
         Loss before income taxes                      (4,146,816)       (3,123,857)          (1,871,901)        (1,936,086)
Income tax expense                                             --                --                   --                 --
         Net loss                                     $(4,146,816)      $(3,123,857)     $    (1,871,901)     $  (1,936,086)
                                                       ===========       ===========          ===========         ==========
Net loss per share                                    $     (2.10)      $     (2.08)     $          (.90)     $       (1.11)
                                                     =============     =============        =============      =============
Weighted average shares of common
  stock and common stock  equivalents                    1,974,053         1,500,222            2,090,036          1,747,124
                                                       ===========         =========           ==========       ============


          See accompanying notes to consolidated financial statements.

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                            Six months ended
                                                                                                June 30,
                                                                                   -----------------------------------

                                                                                         1997               1996
                                                                                         ----               ----
Cash flows from operating activities:
  Net loss                                                                           $(4,146,816)        $(3,123,857)
  Adjustments to reconcile net loss to net cash provided by or used in operating activities:
    Depreciation and amortization                                                         863,688             556,876
    Deferred compensation                                                                 103,747             230,667
    Amortization of deferred financing fees                                                47,311               6,795
    Amortization of unearned discount                                                     385,511                  --
    Issuance of common stock in connection with a severance agreement                      50,000                  --
    Loss on disposal of fixed assets                                                       19,912                  --
  Changes in operating assets and liabilities, net of effects of acquisition:
    (Increase) decrease in accounts receivable                                          (253,428)           1,296,015
    (Increase) decrease in inventory                                                    (174,327)             134,769
    Decrease in deferred costs                                                            170,834              46,574
    Decrease in prepaid royalties and patent license fees                                  55,701              14,432
    Decrease in prepaid expenses and other current assets                                  62,769              64,757
    (Increase) in other assets                                                          (704,961)            (18,183)
    Increase (decrease) in accounts payable                                             1,006,762           (715,393)
    Increase (decrease) in accrued liabilities                                            908,469            (14,192)
    Increase in sales and excise taxes payable                                            397,691             363,427
    (Decrease) increase in deferred revenue                                           (1,000,508)              66,193
                                                                                     ------------       -------------
         Net cash used in operating activities                                        (2,207,645)         (1,091,120)
                                                                                    -------------       -------------
Cash flows from investing activities:
  Purchases of fixed assets                                                             (532,974)           (222,214)
  Cash acquired in excess of cash payment for acquisition                                   --                 54,190
                                                                                   --------------       -------------
         Net cash used in investing activities                                          (532,974)           (168,024)
                                                                                    -------------       -------------
Cash flows from financing activities:
  Net proceeds from issuance of common stock and warrants                                      --           2,656,358
  Payment of notes payable to affiliate                                                 (119,293)           (550,000)
  Increase in notes receivable from Global Link prior to merger                                --           (250,655)
  Proceeds from the exercise of options                                                     4,374                  --
  Payments on capital lease obligation                                                   (24,751)            (32,404)
  Proceeds from exercise of warrants                                                    2,500,000                  --
  Increase in deferred financing fees                                                    (40,501)                  --
                                                                                   --------------      --------------
         Net cash provided by financing activities                                     2,319,829            1,823,299
                                                                                    -------------      --------------
Effects of exchange rate changes on cash                                                  (4,463)             (8,616)
                                                                                   --------------      --------------
         Net increase (decrease) in cash                                                (425,253)             555,539
Cash and cash equivalents at beginning of period                                        1,352,322             928,516
                                                                                     ------------      --------------
Cash and cash equivalents at end of period                                           $    927,069       $   1,484,055
                                                                                     ============        ============
Supplemental disclosures:
         Interest paid during the period                                            $      99,931      $           --
                                                                                     ============       =============
Income taxes paid during the period                                                 $        --        $           --
                                                                                     ============       =============
Non-cash investing and financing activities:
  Issuance of common stock in connection with acquisition                           $        --          $ 11,039,488
                                                                                     ============         ===========
  Deferred compensation arising from grant of options and warrants                   $    151,648       $     400,000
                                                                                      ===========        ============
  Conversion of convertible notes payable into common stock                          $    175,250       $     148,850
                                                                                      ===========        ============

          See accompanying notes to consolidated financial statements.

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1997

(1)      Business and Basis of Presentation

         Business

         Global Telecommunication Solutions, Inc. (the "Company") was incorporated on December 23, 1992 and is engaged in the marketing and distribution of prepaid phone cards. The Company's phone cards provide consumers access to long distance service through its switching facilities and long distance network arrangements.

         Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

(2)      Loss Per Share

         Weighted average shares of common stock for the six months ended June 30, 1997 and 1996 does not include common stock equivalents as their effect would be anti-dilutive.

(3)      Reclassifications

          Certain reclassifications have been made to the 1996 consolidated financial statements to conform to the 1997 presentation.ReclassificationsCertain reclassifications have been made to the 1996 consolidated financial statements to conform to the 1997 presentation.

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


                                                           Six Months Ended
                                                             June 30, 1996
                                                          -------------------
                 Net sales                                    $5,959,000
                 Net loss                                     (3,806,000)
                 Net loss per share                            $ (2.25)


         Pro  forma  adjustments  include  recording   amortization  expense  of
         goodwill and the elimination of interest expense on debt of Global Link repaid in connection with the acquisition.

         The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase been made at the beginning of the respective period, or of results which may occur in the future.

(5)      Reverse Stock Split

         In February 1997, the Board of Directors of the Company approved an amendment to its Amended and Restated Certificate of Incorporation to effect a one-for-three reverse stock split, which was effected on March 24, 1997. All per share data and references to number of shares have been retroactively restated in these financial statements to give effect to the reverse stock split.

(6)      Deferred Compensation

         In January 1997, the Company extended its consulting agreements with two of the Company's stockholders, pursuant to which the stockholders will provide consulting services to the Company for a two-year period ending February 1999. As consideration for these services, the Company issued options to purchase 25,000 shares of Common Stock at $9.00 per share to each stockholder. These options became exercisable in February 1997 and remain exercisable until February 2002. The estimated fair market value of these options of $151,648 was recorded as deferred compensation and the Company has recorded compensation expense of $37,912 to date.

(7)      Amounts Payable to Principal Stockholder

         In March 1997, the Company entered into an agreement with Peoples whereby Peoples agreed not to sell or otherwise dispose of its shares of the Company's Common Stock until June 30, 1997 and the Company agreed that it would pay Peoples the balance of approximately $954,000 in trade payables ("Trade Payables") from the proceeds of the Company's proposed secondary offering (see note 12) within two days after the consummation of such offering. The offering was consummated in July 1997 with the Trade Payables being repaid within the stipulated time period.

(8)      Tax Obligations and Compliance

         At June 30, 1997, the Company has not remitted certain amounts previously collected for sales, use and excise taxes to various taxing jurisdictions. Further, the Company has not filed certain sales and use, excise, income or franchise tax returns in certain jurisdictions in which it does business. Management is in the process of reviewing the Company's tax collection, remittance and compliance policies and procedures and has recorded a reserve for estimated tax obligations and related compliance issues. Depending on the ultimate resolution of these matters, it is reasonably possible that the amount of this reserve could require adjustment in the near term and the amount of such adjustment could be material.

(9)      Liquidity

         The Company has substantial capital requirements resulting from the funding of losses from operations and the need to finance continued growth. The Company believes that its cash balances, along with the proceeds of $2,500,000 from the exercise of warrants in April 1997, and the net proceeds of $13,468,863 from the Company's public offering in July 1997 (see note 12), will satisfy the Company's cash requirements until the end of 1998; however, there can be no assurance that this will be the case. In the event that the Company's plans change or its assumptions change or prove to be inaccurate (due to unanticipated expenses, delays, difficulties or otherwise), or if cash flow proves to be insufficient to fund the Company's operations after such period of time, the Company will be required to seek additional financing and curtail its expansion activities. The Company does not have any arrangements with respect to, or sources of, additional financing and there can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all. The failure to obtain such financing could have a material adverse effect on the Company.

(10)     Warrants

         Pursuant to an agreement with Wheatley Partners, L.P. ("Wheatley") in April 1997, the Company received $2,500,000 upon the exercise of warrants to purchase 333,334 shares of Common Stock issued to Wheatley in a private placement consummated by the Company in December 1996. In consideration for exercising such warrants, the Company issued to Wheatley warrants to purchase an aggregate of 250,000 shares of Common Stock.

(11)     Dial Around Compensation

         In June 1997, the Company and three other parties filed a complaint with the FCC against Sprint, challenging Sprint's application of per-call surcharges for toll-free services originating from pay telephones that purportedly compensate pay telephone providers. The Company and the other complainants claim that Sprint's tariffed per-call surcharges are inconsistent with the Communications Act of 1934 ("Communications Act") and the FCC's pay telephone compensation order and are unlawful under long standing FCC precedent. The complainants requested that the FCC (i) find that Sprint violated
         Section 201(b) of the Communications Act by charging unjust and unreasonable pay telephone surcharges, (ii) find the surcharges contained in Sprint's tariffs unlawful and, therefore, unenforceable and (iii) require Sprint to refund, with interest, any and all amounts collected from phone card providers as a result of Sprint's imposition of the telephone surcharges.

         Commencing in February 1997, Sprint has charged the Company a total of $441,363 in connection with the pay telephone surcharges. The Company has provided Sprint with formal written notice indicating its dispute with the calculation and application of the pay telephone surcharge. The Company has not paid any of the disputed charges to Sprint and has only accrued for a small portion thereof. In the event the Company is unsuccessful in its dispute of Sprint's calculation and application of the pay telephone surcharge, the application of that pay telephone surcharge could have a material adverse effect on the Company.

(12)     Subsequent Events

         The Company's Certificate of Incorporation authorizes 35,000,000 shares of common stock, of which 2,197,538 and 1,837,601 shares were outstanding at June 30, 1997 and December 31, 1996, respectively. In July 1997, the Company sold in a public offering 2,875,000 shares of its common stock which generated net proceeds of approximately $13.5 million. The proceeds are to be used (i) to expand sales and marketing activities, (ii) to expand the Company's network of switching platforms, (iii) to repay debt owed to Peoples and (iv) for working capital and general corporate purposes.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

                  When used in this Form 10-QSB and in future filings by Global Telecommunication Solutions, Inc. ("Company") with the Securities and Exchange Commission ("SEC"), in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "management expects" or "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward- looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Company Overview

                  On February 29, 1996, the Company acquired, through a merger ("Global Link Merger"), all of the outstanding capital stock of Global Link Teleco Corporation ("Global Link") for a purchase price of approximately $11,400,000, and the assumption of liabilities. Prior to the Global Link Merger, the Company focused on marketing custom-designed prepaid phone cards for business promotional use and other retail products utilizing prepaid phone card technology. Global Link marketed primarily traditional prepaid phone cards through various retailers and distributors, including supermarkets, convenience stores, travel agencies and tour wholesalers and Company-owned and operated retail phone centers. Capitalizing on the strengths of their prior businesses, the Company and Global Link have integrated their operations to create a more diversified prepaid phone card company. Global Link's operating results were consolidated with the Company's commencing on March 1, 1996.

                  The Company records deferred revenue at the time it sells its prepaid phone cards. The Company recognizes revenue (i) at the time the consumer accesses long distance services utilizing the Company's phone cards or (ii) when the phone card expires (generally 12 to 18 months after issuance or six to 12 months after last use). At the time revenue is recognized, the costs to which that revenue specifically relates also are recognized. When the Company recognizes revenue due to the expiration of a prepaid phone card, the Company does not incur any long distance costs associated with that revenue. As of June 30, 1997, the Company's deferred revenue was $3,430,801.

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

Results of Operations

                  The following table sets forth, for the periods indicated, items from the Company's Consolidated Statements of Operations expressed as a percentage of sales:


                                                                                            Percentage of Sales
                                                                  ----------------------------------------------------------------
                                                                             Six Months Ended              Three Months Ended
                                                                                 June 30,                        June 30,
                                                                  ----------------------------------------------------------------
                                                                            1997            1996            1997           1996
                                                                            ----            ----            ----           ----
Traditional card sales..........................................            81.3            89.6            81.4           95.2
Promotional card and other retail product
   and service sales............................................            18.7            10.4            18.6            4.8
                                                                           -----           -----            ----           ----
         Net sales..............................................           100.0           100.0           100.0          100.0
Cost of sales...................................................            80.8            75.9            83.4           75.8
                                                                           -----           -----            ----           ----
         Gross profit...........................................            19.2            24.1            16.6           24.2
                                                                           -----           -----            ----           ----
Selling and marketing expenses..................................            15.9            29.0            12.0           24.8
General and administrative expenses.............................            34.3            51.6            27.7           46.3
Depreciation and amortization...................................            10.0            12.6             8.8           13.5
                                                                           -----           -----            ----           ----
         Operating expenses.....................................            60.2            93.2            48.5           84.6
                                                                           -----           -----            ----           ----
         Operating loss.........................................          (41.0)          (69.1)          (31.9)         (60.4)
                                                                          ------          ------          ------         ------
Interest income.................................................             0.2             0.9             0.2            0.7
Interest expense................................................           (7.7)           (2.0)           (6.9)          (2.2)
Other...........................................................             0.4            0.1              0.6            0.1
                                                                           -----          ------            ----           ----
         Loss before income taxes...............................          (48.1)          (70.1)          (38.1)         (61.8)
Income tax expense..............................................              --              --              --             --
                                                                            ----            ----            ----           ----
        Net loss................................................         (48.1%)         (70.1%)         (38.1%)        (61.8%)
                                                                         =======         =======         =======        =======


                  Substantially all of the increases in revenues from traditional cards and operating expenses were attributable to the Company's acquisition on February 29, 1996 of all of the outstanding capital stock of Global Link. Global Link's operating results were consolidated with the Company's commencing on March 1, 1996. Accordingly, while Global Link's operating results were included for all six months of the period ended June 30, 1997, Global Link's operating results only were included for four months of the period ended June 30, 1996.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

                  Net sales for the six months ended June 30, 1997 were $8,604,812 compared to $4,459,356 for the six months ended June 30, 1996, an increase of $4,145,456, or 93.0%. Net sales of traditional phone cards were approximately $6,885,000 for the six months ended June 30, 1997, compared to approximately $3,995,000 for the six months ended June 30, 1996, an increase of approximately $2,890,000. Net sales generated from the sale of promotional cards, other retail products utilizing prepaid phone card technology and other services for the six months ended June 30, 1997 were approximately $1,606,000, compared to approximately $464,000 for the comparable period in the prior year, an increase of approximately $1,142,000. The Company's gross margins decreased to 19.2% of net sales for the six months ended June 30, 1997, compared to 24.0% of net sales for the comparable period in the prior year. The decrease in the gross margin was primarily a result of an increase in the sale of cards with reduced per-minute rates to consumers and an increase in patent license fees as a result of an increase in revenues subject to such fees, offset by a decrease in production and switch administration costs as a percentage of sales.

                  Selling and marketing expenses were $1,367,629 (15.9% of net sales) for the six months ended June 30, 1997, compared to $1,292,376 (29.0% of net sales) for the six months ended June 30, 1996. The increase was the result of changes occurring mainly within the following areas: The provision for doubtful accounts increased by approximately $122,500; advertising expenses increased by approximately $20,000; and expenses for sales personnel increased by approximately $28,000. Promotional items decreased by approximately $33,900. Salary expenses decreased by approximately $39,800 as a result of the closing of several of the Company's retail phone centers in the New York area.

                  General and administrative expenses were $2,947,346 (34.3% of net sales) for the six months ended June 30, 1997, compared to $2,299,364 (51.6% of net sales) for the six months ended June 30, 1996. The increase consists of approximately $312,000 in salaries and related benefits of other additional personnel which make up the Company's infrastructure, including accounting, legal, customer service, customer support and information technology personnel; approximately $164,400 in rent costs; approximately $71,100 in telephone costs; approximately $63,400 in computer costs and approximately $50,000 expensed as a result of the issuance of stock to a former employee.

                  Depreciation and amortization expense increased to $863,688 for the six months ended June 30, 1997 from $563,671 for the six months ended June 30, 1996, primarily due to the amortization of goodwill resulting from the Global Link Merger and the acquisition of additional switching equipment.

                  Investment and interest income was $14,519 for the six months ended June 30, 1997, compared to $41,154 for the six months ended June 30, 1996. The decrease of $26,635 was a result of lower balances of cash and cash equivalents on hand.

                  Interest expense for the six months ended June 30, 1997 increased to $662,495 from $87,508 for the six months ended June 30, 1996, primarily as a result of interest on the principal amount of convertible debentures, amounts due to Peoples Telephone Company, Inc. ("Peoples"), and the amortization of the unearned discount and deferred financing costs relating to the issuance of notes payable pursuant to the private placement consummated by the Company in December 1996.

                  For the foregoing reasons, the Company incurred a net loss of $4,146,816 for the six months ended June 30, 1997, compared to a net loss of $3,123,857 for the six months ended June 30, 1996.

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

                  Net sales for the three months ended June 30, 1997 were $4,916,659 compared to $3,131,646 for the three months ended June 30, 1996, an increase of $1,785,103, or 57.0%. Net sales of traditional phone cards were approximately $3,890,000 for the three months ended June 30, 1997, compared to approximately $2,983,000 for the three months ended June 30, 1996, an increase of approximately $907,000. Net sales generated from the sale of promotional cards, other retail products utilizing prepaid phone card technology and other services for the three months ended June 30, 1997 were approximately $913,000, compared to approximately $149,000 for the comparable period in the prior year, an increase of approximately $764,000. The Company's gross margins decreased to 16.6% of net sales for the three months ended June 30, 1997, compared to 24.2% of net sales for the comparable period in the prior year. The decrease in the gross margin was primarily a result of an increase in the sale of cards with reduced per-minute rates to consumers and an increase in patent license fees as a result of an increase in revenues subject to such fees, offset by a decrease in production and switch administration costs as a percentage of sales.

                  Selling and marketing expenses were $588,966 (12.0% of net sales) for the three months ended June 30, 1997, compared to $777,094 (24.8% of net sales) for the three months ended June 30, 1996. The increase was the result of changes occurring mainly within the following areas: The provision for doubtful  accounts  increased  by $61,419;  advertising  expenses  increased  by approximately $21,700; and expenses for sales personnel increased by approximately $8,200. Promotional items decreased by approximately $17,000. Salary expenses decreased by approximately $201,100 as a result of the closing of several of the Company's retail phone centers in the New York area as well as a restructuring within the Company's sales team.

                  General and administrative expenses were $1,361,202 (27.7% of net sales) for the three months ended June 30, 1997, compared to $1,450,384 (46.3% of net sales) for the three months ended June 30, 1996. The decrease was a result of a reduction in expenditures for professional and consulting fees of approximately $116,600.

                  Depreciation and amortization expense increased to $435,436 for the three months ended June 30, 1997 from $422,253 for the three months ended June 30, 1996, primarily due to the acquisition of additional equipment.

                  Investment and interest income was $10,618 for the three months ended June 30, 1997, compared to $21,573 for the three months ended June 30, 1996. The decrease of $10,955 was a result of lower balances of cash and cash equivalents on hand.

                  Interest expense for the three months ended June 30, 1997 increased to $339,742 from $70,282 for the three months ended June 30, 1996, primarily as a result of the amortization of the unearned discount and deferred financing costs relating to the issuance of notes payable pursuant to the private placement consummated by the Company in December 1996.

                  For the foregoing reasons, the Company incurred a net loss of $1,871,901 for the three months ended June 30, 1997, compared to a net loss of $1,936,086 for the three months ended June 30, 1996.

Liquidity and Capital Resources

                  At June 30, 1997 the Company had cash and cash equivalents of $927,069 and a working capital deficit of $7,115,060, compared to $1,352,322 and $5,630,385, respectively, at December 31, 1996.

                  Net cash used in operating activities for the six months ended June 30, 1997 of $2,207,645 was primarily due to the Company's net loss and a decrease in deferred revenue, offset by non-cash items such as depreciation and amortization, increased accounts payable, accrued expenses and sales and excise taxes payable and a decrease in accounts receivable. Accounts receivable are generated pursuant to sales of prepaid phone cards primarily to distributors and retail establishments. Typically, the Company provides 30-day terms (or less) to reputable retail establishments that sell its phone cards. Deferred revenue represents sales of prepaid phone cards for which revenue has not yet been recognized, but typically will be recognized in future periods as customers access long distance services, at the expiration dates of the phone cards or, in the case of promotional phone card programs, during the period the program is executed. Net cash used in investing activities for the six months ended June 30, 1997 consisted of $532,973 of capital expenditures. Net cash provided by financing activities for the six months ended June 30, 1997 consisted of payments to Peoples of $119,293, payments on capital lease obligations of $24,751, an increase in deferred financing fees of $40,501 in connection with the issuance of notes payable in December 1996, offset by $4,374 of proceeds from the exercise of employee stock options and $2,500,000 of proceeds from the exercise of warrants. Under its carrier agreement with Sprint, the Company must fulfill a $200,000 per month usage commitment.

                  In April 1997, the Company filed a registration statement on Form SB-2 with the SEC for a secondary offering of securities. The offering ("Public Offering") was consummated in July 1997 and yielded approximately $13.5 million of net proceeds to the Company.

                  As indicated in the accompanying financial statements, the Company incurred a net loss of $4,146,816 for the six months ended June 30, 1997 and is in a negative working capital position of $7,115,060 at June 30, 1997. Management's projections indicate that the Company anticipates that it will continue to generate operating losses and negative cash flow at least through 1997. Further, the Company is delinquent on certain vendor obligations as of June 30, 1997 and the Company has not remitted certain amounts previously collected for sales, use and excise taxes to various taxing jurisdictions. The Company has substantial capital requirements resulting from the funding of losses from operations and the need to finance continued growth. The Company believes that its cash balances, along with the proceeds of $2,500,000 from the exercise of warrants in April 1997, and the net proceeds of approximately $13.5 million from its Public Offering, will satisfy the Company's cash requirements until the end of 1998; however, there can be no assurance that this will be the case. In the event that the Company's plans change or its assumptions change or prove to be inaccurate (due to unanticipated expenses, delays, difficulties or otherwise), or if cash flow proves to be insufficient to fund the Company's operations after such period of time, the Company will be required to seek additional financing or curtail its expansion activities. The
Company does not have any arrangements with respect to, or sources of, additional financing and there can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all. The failure to obtain such financing could have a material adverse effect on the Company.


PART II. OTHER INFORMATION

Item 2.  Changes in Securities

(c)      Recent Sales of Unregistered Securities

                  During the six months ended June 30, 1997, the Company made the following sales of unregistered securities:


                                                            Consideration Received
                                                              and Description of                          If Option, Warrant
                                                            Underwriting or Other                           or Convertible
                                                             Discounts to Market       Exemption from     Security, Terms of
                                                              Price Afforded to         Registration         Exercise or
Date of Sale            Title of Security    Number Sold          Purchasers              Claimed             Conversion
------------            -----------------    ------------   ------------------------   --------------    ---------------------
4/1/97                  Common Stock          333,334       Exercise of warrants            4(2)                 N/A
------------------------------------------------------------------------------------------------------------------------------
                                                            Warrants issued in                            Exercisable through
4/28/97                 Warrants              250,000       consideration for the           4(2)          December 14, 1999
                                                            exercise of $2.5 million                      at an exercise price
                                                            of warrants                                   of $12.00 per share
------------------------------------------------------------------------------------------------------------------------------
                                                            Conversion of 6%
5/30/97 and  6/2/97     Common Stock           7,422        Senior Secured                  4(2)                 N/A
                                                            Convertible Promissory
                                                            Notes
------------------------------------------------------------------------------------------------------------------------------


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         27       Financial Data Schedule (6/30/97)

(b)      Current Reports on Form 8-K

         None

                                   SIGNATURES


                  In accordance with requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   August 14, 1997

                                  GLOBAL TELECOMMUNICATION SOLUTIONS, INC.



                                   By:         /s/ Michael Kresky
                                      -----------------------------------------
                                       Michael Kresky, Vice President - Finance
                                           and principal accounting officer

EXHIBIT INDEX


Exhibit Number               Description                             Page

27                           Financial Data Schedule                  17