Form 10QSB
period 1997-09-30
GLOBAL TELECOMMUNICATION SOLUTIONS INC
filed 1997-11-14
CIK 925004

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

    (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended              September 30, 1997
                                             --------------------------------

   (  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from ___________   to __________________

                         Commission file number 1-13478


                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                              13-3698386
 --------------------------------         -------------------------------
 (State or other jurisdiction of         (IRS Employer Identification No.)
 incorporation or organization)


               5697 Rising Sun Avenue, Philadelphia, Pennsylvania 19120
               -------------------------------------------------------
                       (Address of principal executive offices)

                                 (215) 342-7700
                           ---------------------------
                           (Issuer's telephone number)

      --------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 13, 1997, there were 5,074,850 shares of common stock outstanding.

                               Page 1 of 16 Pages

                            Exhibit Index -- Page 15

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES



                                                                        Page
                                                                      -------
Part I.  Financial Information

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets - September 30,1997
         (unaudited) and December 31, 1996 ............................. 3

         Consolidated Statements of Operations - Three and
         nine months ended September 30, 1997 and 1996 (unaudited)...... 4

         Consolidated Statements of Cash Flows - Nine months
         ended September 30, 1997 and 1996 (unaudited).................. 5

         Notes to Consolidated Financial Statements .................... 6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ........................... 10

Part II. Other Information

Item 2.  Changes in Securities ......................................... 13

Item 6.  Exhibits and Reports on Form 8-K .............................. 13

         Signatures .................................................... 14

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                             September 30,  December 31,
                                                                                 1997          1996
                                                                             -------------  -----------
                                                                              (Unaudited)
                                                            ASSETS
CURRENT ASSETS:
    Cash ................................................................   $  9,891,333    $  1,352,322
    Accounts receivable, net of reserve for doubtful accounts of $481,902      3,414,130       2,450,119
        and $399,000
    Inventories .........................................................        358,120         202,129
    Deferred costs ......................................................        807,803       1,127,887
    Prepaid expenses ....................................................        277,490         260,272
                                                                            ------------    ------------
         Total current assets ...........................................     14,748,876       5,392,729

GOODWILL, NET ...........................................................     17,060,596      18,008,599
FIXED ASSETS, NET .......................................................      2,118,535       1,948,917
INTANGIBLE AND OTHER ASSETS, NET ........................................        688,638         469,120
                                                                            ------------    ------------
                                                                            $ 34,616,645    $ 25,819,365
                                                                            ============    ============
                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable ....................................................   $  2,811,221    $  3,238,666
    Accrued expenses ....................................................        893,626         542,965
    Deferred revenues ...................................................      2,919,557       4,431,309
    Estimated sales and excise tax liability ............................      2,638,528       1,684,478
    Amounts payable to affiliate ........................................           --         1,073,921
    Capital lease obligation, current ...................................        115,446          51,775
                                                                            ------------    ------------
          Total current liabilities .....................................      9,378,378      11,023,114

CONVERTIBLE NOTES PAYABLE ...............................................      2,612,250       2,800,000
NOTES PAYABLE, NET ......................................................      2,144,226       1,565,960
CAPITAL LEASE OBLIGATION, LONG-TERM .....................................           --            42,002
                                                                            ------------    ------------
           Total liabilities ............................................     14,134,854      15,431,076

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock -- $.01 par value, authorized 1,000,000 shares;
      none issued .......................................................           --              --
    Common Stock, $.01 par value, authorized 35,000,000 shares;
      issued 5,074,850 and 1,837,601 shares .............................         50,749          18,376
    Additional paid in capital ..........................................     39,382,333      22,990,766
    Accumulated deficit .................................................    (18,712,103)    (12,406,504)
    Deferred compensation ...............................................       (120,441)       (102,498)
    Cumulative foreign currency translation adjustment ..................        (18,747)        (11,851)
    Common stock note receivable ........................................       (100,000)       (100,000)
                                                                            ------------    ------------
         Total stockholders' equity .....................................     20,481,791      10,388,289
                                                                            ------------    ------------
                                                                             $34,616,645     $25,819,365
                                                                            ============     ===========

         The accompanying notes are an integral part of these statements

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     Three Months Ended               Nine Months Ended
                                                                        September 30,                    September 30,
                                                                 --------------------------     ----------------------------
                                                                    1997            1996            1997            1996
                                                                ------------    ------------    ------------    ------------
NET SALES ...................................................   $  5,412,586    $  3,816,531    $ 14,017,001    $  8,412,887
COST OF SALES ...............................................      4,701,152       2,586,076      11,480,760       5,973,124
                                                                ------------    ------------    ------------    ------------
GROSS PROFIT ................................................        711,434       1,230,455       2,536,241       2,439,763
                                                                ------------    ------------    ------------    ------------
SELLING AND MARKETING .......................................        762,663         724,185       2,174,270       2,016,561
GENERAL AND ADMINISTRATIVE ..................................      1,391,582       1,452,955       4,439,639       3,753,514
DEPRECIATION AND ............................................            428                             1,3            ,304
                                                                ------------    ------------    ------------
  AMORTIZATION ..............................................        493,741            408,          67,717             965
                                                                ------------    ------------    ------------    ------------
NET LOSS FROM OPERATIONS ....................................     (1,936,552)     (1,355,113)     (5,445,385)     (4,295,616)
                                                                ------------    ------------    ------------    ------------
INTEREST INCOME .............................................       (123,983)        (18,817)       (138,503)        (59,971)
INTEREST EXPENSE ............................................        346,214         100,639         998,717         188,147
                                                                ------------    ------------    ------------    ------------
NET LOSS BEFORE INCOME TAXES ................................     (2,158,783)     (1,436,935)     (6,305,599)     (4,423,792)
INCOME TAXES ................................................           --              --              --              --
                                                                ------------    ------------    ------------    ------------
NET LOSS ....................................................   $ (2,158,783)   $ (1,436,935)   $ (6,305,599)   $ (4,423,792)
                                                                ============    ============    ============    ============
NET LOSS PER SHARE ..........................................   $      (0.47)   $      (0.78)   $      (2.20)   $      (2.74)
                                                                ============    ============    ============    ============
WEIGHTED AVERAGE SHARES .....................................      4,604,832       1,837,600       2,860,616       1,614,734
  OUTSTANDING                                                   ============    ============    ============    ============
















         The accompanying notes are an integral part of these statements

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              Nine months ended
                                                                                                 September 30,
                                                                                    -----------------------------------
         OPERATING ACTIVITIES:                                                            1997                1996
                                                                                    ----------------    ---------------
           Net loss .................................................................   $ (6,305,599)   $ (4,423,792)
           Adjustment to reconcile net loss to net cash used in operating activities:
               Depreciation and amortization ........................................      1,246,559         965,304
               Amortization of deferred financing costs .............................        124,311          11,891
               Deferred compensation ................................................        133,705         362,667
               Amortization of unearned discount ....................................        578,266            --
               Issuance of stock in lieu of compensation ............................         50,000            --
               Loss on disposal of fixed assets .....................................         73,902            --
           Changes  in  operating  assets  and  liabilities,  net of  effect  of acquisitions:
               Accounts receivable ..................................................       (964,011)        342,913
               Inventories ..........................................................       (155,991)         65,268
               Deferred costs .......................................................        320,084         172,338
               Prepaids .............................................................        (17,218)        180,980
               Other assets .........................................................       (277,469)        (53,170)
               Accounts payable .....................................................       (427,445)       (411,026)
               Accrued expenses .....................................................        350,681        (180,174)
               Deferred revenues ....................................................     (1,511,752)        520,333
               Sales and excise taxes payable .......................................        954,050         413,578
                                                                                        ------------    ------------
                  Net cash used by operating activities .............................     (5,827,947)     (2,032,890)
                                                                                        ------------    ------------

         INVESTING ACTIVITIES:
               Purchases of fixed assets ............................................       (477,659)       (252,919)
               Cash acquired in excess of cash payments for acquisition .............           --            54,190
                                                                                        ------------    ------------
                  Net cash used in investing activities .............................       (477,659)       (198,729)
                                                                                        ------------    ------------

         FINANCING ACTIVITIES:
               Proceeds from issuance of common stock ...............................     13,526,586       2,651,274
               Payment of notes payable to affiliate ................................     (1,073,921)       (650,000)
               Increase in notes receivable from Global Link prior to merger ........           --          (250,655)
               Proceeds from exercise of options ....................................          8,228            --
               Payments on capital lease obligations ................................        (39,336)        (43,490)
               Proceeds from exercise of warrants ...................................      2,500,000            --
               Increase on deferred financing fees ..................................        (70,044)           --
                                                                                        ------------    ------------
                  Net cash provided by financing activities .........................     14,851,513       1,707,129
                                                                                        ------------    ------------

         EFFECTS OF EXCHANGE RATE CHANGES ON CASH ...................................         (6,896)         (7,953)
                                                                                        ------------    ------------
                  Net increase in cash ..............................................      8,539,011        (532,443)
         CASH, BEGINNING OF PERIOD ..................................................      1,352,322         928,516
                                                                                        ------------    ------------
         CASH, END OF PERIOD ........................................................   $  9,891,333    $    396,073
                                                                                        ============    ============

         SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
              Cash paid for interest ................................................   $    105,165    $     24,225
                                                                                        ============    ============
               Issuance of common stock in connection with acquisition ..............   $       --      $ 11,039,488
                                                                                        ============    ============
               Deferred compensation relating to options and warrants ...............   $    151,648    $    400,000
                                                                                        ============    ============
               Conversion of convertible notes payable into common stock ............   $    187,750    $    148,850
                                                                                        ============    ============
               Capital leases .......................................................   $     61,005    $       --
                                                                                        ============    ============



         The accompanying notes are an integral part of these statements

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1997

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

                  Basis of Presentation

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

(2)      Loss Per Share

         Weighted average shares of common stock for the nine months ended September 30, 1997 and 1996 does not include common stock equivalents as their effect would be anti-dilutive.

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

                                Nine Months Ended
                               September 30, 1996
                               ------------------
   Net sales                       $9,776,000
   Net loss                        (5,243,000)
   Net loss per share                $(1.00)


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

(6)      Proceeds from Offering

         The Company's Certificate of Incorporation authorizes 35,000,000 shares of common stock, of which 5,074,850 and 1,837,601 shares were outstanding at September 30, 1997 and December 31, 1996, respectively. In July 1997, the Company sold in a public offering 2,875,000 shares of its common stock which generated net proceeds of approximately $13.5 million. The proceeds are to be used (i) to expand sales and marketing activities, (ii) to expand the Company's network of switching platforms, (iii) to repay $955,000 of debt owed to Peoples and (iv) for working capital and general corporate purposes.

(7)      New Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 128, Earnings per Share (SFAS 128). This Statement introduces new methods for calculating earnings per share. The adoption of this Statement will not affect results from operations, financial condition, or long-term liquidity, but will require the Company to restate earnings per share reported in prior periods. Compliance with this Statement, which will be effective for periods ending after December 15, 1997, is not expected to have a material effect on the Company's earnings per share amounts.

         In June 1997, the FASB issued SFAS 130, Reporting Comprehensive Income. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company plans to adopt this Statement on January 1, 1998, as required. The Company does not have any items of comprehensive income, other than that presented on its consolidated statements of income that would require disclosure and presentation of accumulated balances in the equity section for the balance sheet.

         In June 1997, the FASB issued SFAS 131, Disclosures About Segments of and Related Information. This Statement established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. The Company plans to adopt this statement on January 1, 1998, as required. The adoption of this Statement will not affect results from operations, financial conditions or long-term liquidity.

(8)      Tax Obligations and Compliance

         At September 30, 1997, the Company has not remitted certain amounts previously collected for sales, use and excise taxes to various taxing jurisdictions. Further, the Company has not filed certain sales and use, excise, income or franchise tax returns in certain jurisdictions in which it does business. Management is in the process of reviewing the Company's tax collection, remittance and compliance policies and procedures and has recorded a reserve for estimated tax obligations and related compliance issues. Depending on the ultimate resolution of these matters, it is reasonably possible that the amount of this reserve could require adjustment in the near term and the amount of such adjustment could be material.

         Congress has amended the statutory provisions relating to federal excise taxes on communications services acquired by means of a prepaid phone card. Section 4251(a) of the Internal Revenue Code has been amended to require that the 3% federal excise tax becomes due when a prepaid phone card is sold to a non-telecommunications carrier. Additionally, Section 4251(a) of the Internal Revenue Code has been amended to require that the federal excise tax on communications acquired by means of a prepaid phone card is the product of (i) 3% and
         (ii) the "face value" of the prepaid phone card. The effective date of the amendment is November 1, 1997. The Internal Revenue Service and the Treasury Department have indicated that they will be issuing guidance to assist in the interpretation and application of the amendment. However, no guidance has yet been issued.

(9)      Liquidity

         The Company has substantial capital requirements resulting from the funding of losses from operations and the need to finance continued growth. The Company believes that its cash balances, along with the proceeds of $2,500,000 from the exercise of warrants in April 1997, and the net proceeds of $13,468,863 from the Company's public offering in July 1997 (see note 6), will satisfy the Company's cash requirements until the end of 1998; however, there can be no assurance that this will be the case. In the event that the Company's plans change or its assumptions change or prove to be inaccurate (due to unanticipated expenses, delays, difficulties or otherwise), or if cash flow proves to be insufficient to fund the Company's operations after such period of time, the Company will be required to seek additional financing and curtail its expansion activities. The Company does not have any arrangements with respect to, or sources of, additional financing and there can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all. The failure to obtain such financing could have a material adverse effect on the Company.

(10)     Dial Around Compensation

         On October 9, 1997, the Federal Communications Commission (the "FCC") adopted a per-call compensation rate for subscriber 800 and access code calls originated from pay telephones in light of the United States Court of Appeals' decision in Illinois Telecommunication Ass'n v. FCC, which vacated and remanded portions of the FCC's prior orders relating to dial around compensation for pay telephone service providers (In the Matter of The Pay Telephone Reclassification and Compensation Provisions of the Telecommunications Act of 1996, CC Docket No. 96-128 (the "Payphone Order")). The FCC established a rate of $0.284 per call as the default compensation rate for subscriber 800 and access code calls for the first two years of compensation. Interexchange carriers ("IXCs") must pay this percall amount to pay telephone service providers ("PSPs") for access code and subscriber 800 calls originated from pay telephones beginning October 7, 1997. After the first two years of per-call compensation, the market-based local coin rate adjusted for certain costs will be the surrogate for the default per-call rate for subscriber 800 and access code calls. The FCC indicated that it would address the compensation obligations applicable during the period from November 1996 through October 6, 1997 in a subsequent order in this proceeding. However, the FCC tentatively concluded that PSPs are entitled to compensation for all access code and subscriber 800 calls during this period.

         Commencing  in  February  of  1997,  Sprint  Communications  Co.  Ltd.
         ("Sprint")  has   charged   the   Company  a  total  of  $441,363  in
         connection with dial around compensation for the period prior to October 7, 1997. The Company has provided Sprint with written notice indicating it disputed these charges and the Company has not paid any of these charges.

         In addition to the adoption of the $0.284 per call compensation rate, the Payphone Order stated that PSPs and local exchange companies ("LECs") cannot receive dial around compensation unless the LECs and PSPs provide the IXCs with coding digits identifying that the subscriber 800 or access code call originated from a pay telephone. By separate order dated October 7, 1997 (the "Waiver Order"), the FCC granted a limited waiver until March 1, 1998 to those PSPs and LECs that cannot provide pay telephone specific digits. This limited waiver permits those LECs and PSPs that cannot provide the coding digits to receive the dial around compensation.

         The International Telecard Association (the "ITA") has filed a Petition for Partial Consideration with the FCC to reconsider its Waiver Order as applied to prepaid phone card providers. The ITA argued that the Waiver order discriminates against prepaid phone card providers because a prepaid phone card provider cannot pass the per-call compensation on to end users unless it receives the coding digits in real-time. Accordingly, the ITA has requested that the FCC reconsider the waiver as it applies to subscriber 800 and access code calls utilized in connection with prepaid phone cards.

         The Company's customers utilize its phone cards primarily by dialing a subscriber 800 telephone number to access the Company's switching platforms. Pursuant to the FCC's order, the Company is obligated to pay each payphone service provider $0.284 for each subscriber 800 call originating from a pay telephone.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth, for the periods indicated, items from the Company's Consolidated Statements of Operations expressed as a percentage of sales:

                                                                                      Percentage of Sales
                                                                  -------------------------------------------------------------
                                                                        Three Months Ended             Nine Months Ended
                                                                          September 30,                  September 30,
                                                                  ------------------------------ ------------------------------
                                                                            1997            1996            1997           1996
                                                                            ----            ----            ----           ----
Net sales.......................................................             100             100             100            100
Cost of sales...................................................              87              68              82             71
                                                                          ------          ------          ------         ------
         Gross profit...........................................              13              32              18             29
                                                                          ------          ------          ------         ------
Selling and marketing expenses..................................              14              19              15             24
General and administrative expenses.............................              26              38              32             45
Depreciation and amortization...................................               9              11              10             11
                                                                         -------          ------          ------         ------
         Net loss from operations ..............................            (36)            (36)            (39)           (51)
                                                                          ------          ------          ------         ------
Interest income.................................................             (2)             (--)             (1)          (--)
Interest expense................................................               6               2               7             2
                                                                         -------         -------         -------        -------
         Net loss before income taxes...........................            (40)            (38)            (45)           (53)
Income taxes ...................................................              --             --              --             --
        Net loss................................................            (40)            (38)            (45)           (53)
                                                                          ======          ======          ======         ======


Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

                  Net sales for 1997 were $5,412,586 compared to $3,816,531 for 1996. The primary reason for the increase in revenues was the Company's aggressive pursuit of retail programs which offered reduced per-minute charges to the consumer and the de-emphasis of promotional phone card programs.

                  The Company's gross margins decreased to 13% of net sales for 1997, from 32% of net sales for the comparable period in the prior year. The decrease in the gross margin was primarily a result of an increase in the sale of cards with reduced per-minute rates to consumers and a reduction in revenues recognized from promotional phone card programs.

                  Selling and marketing expenses remained relatively constant rising slightly from $724,185 (19% of net sales) for 1996, compared to $762,663 (14% of net sales) for 1997. The decrease as a percentage of net sales was primarily due to the Company's strategy of utilizing distributors to market the Company's phone cards to retail establishments without increasing its sales force.

                  General  and  administrative   expenses  remained   relatively
constant decreasing slightly to $1,391,582 (26% of net sales) for 1997, from $1,452,955 (38% of net sales) for 1996.

                  Depreciation and amortization expense increased to $493,741 for 1997 from $408,428 for 1996, primarily due to the acquisition of additional equipment.

                  Investment and interest income was $123,983 for 1997, compared to $18,817 for 1996. The increase was primarily due to interest earned on the net proceeds from the July 1997 offering.

                  Interest expense for 1997 increased to $346,214 from $100,639 for 1996, primarily as a result of the amortization of the unearned discount and deferred financing costs relating to the issuance of notes payable pursuant to the private placement consummated by the Company in December 1996.

                  For the foregoing reasons, the Company incurred a net loss of $2,158,783 for 1997, compared to a net loss of $1,436,935 for 1996.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

                  A portion of the increases in revenues and general and administrative expenses are attributable to the Company's acquisition on February 29, 1996 of all of the outstanding capital stock of Global Link. Global Link's operating results were consolidated with the Company's commencing on March 1, 1996. Accordingly, while Global Link's operating results were included for all nine months of the period ended September 30, 1997, Global Link's operating results only were included for seven months of the period ended September 30, 1996.

                  Net sales for 1997 were $14,017,001 compared to $8,412,887 for 1996. The primary reason for the increase in revenues was the result of the acquisition of Global Link and an aggressive strategy to market the Company's phone cards to retail establishments.

                  The Company's gross margins decreased to 18% of net sales for 1997, compared to 29% of net sales for the comparable period in the prior year. The decrease in the gross margin was primarily a result of an increase in the sale of cards from retail establishments with reduced per-minute rates to consumers and a reduction in revenue recognized from promotional phone card programs.

                  Selling and marketing expenses remained relatively constant rising slightly from $2,016,561 (24% of net sales) for 1996 to $2,174,270 (15% of net sales) in 1997. The decrease as a percentage of net sales was primarily due to the Company's strategy of utilizing distributors to market the Company's phone cards to retail establishments without increasing its sales force.

                  General and administrative expense increased from $3,753,514 (45% of net sales) in 1996 to $4,439,639 (32% of net sales) in 1997.
Approximately $564,000 of this increase is attributable to the additional two months of expenses related to the acquisition of Global Link. The remaining portion relates to increased expenditures in telephone and computer expenses.

                  Depreciation and amortization expense increased to $1,367,917 for 1997 from $965,304 for 1996, primarily due to the amortization of goodwill resulting from the Global Link Merger and the acquisition of additional switching equipment.

                  Interest expense for 1997 increased to $998,717 from $188,147 for 1996, primarily as a result of interest on the principal amount of convertible debentures, amounts due to Peoples Telephone Company, Inc.
("Peoples"), and the amortization of the unearned discount and deferred financing costs relating to the issuance of notes payable pursuant to the private placement consummated by the Company in December 1996.

                  For the foregoing reasons, the Company incurred a net loss of $6,305,599 for 1997, compared to a net loss of $4,423,792 for 1996.

Liquidity and Capital Resources

                  At   September   30,  1997  the  Company  had  cash  and  cash
equivalents of $9,891,333 and working capital of $5,370,498, compared to $1,352,322 and a deficit of $5,630,385, respectively, at December 31, 1996.

                  Net cash used in operating activities for the nine months ended September 30, 1997 of $5,827,947 was primarily due to the Company's net loss. Net cash used in investing activities for the nine months ended September 30, 1997 consisted of $477,659 of capital expenditures. Those uses were primarily funded from the $13,500,000 net proceeds from the July 1997 offering and the proceeds of $2,500,000 from the exercise of warrants in April 1997.

                  In April 1997, the Company filed a registration statement on Form SB-2 with the SEC for a secondary offering of securities. The offering
("Public Offering") was consummated in July 1997 and yielded approximately $13,500,000 of net proceeds to the Company.

                  As previously indicated, the Company has incurred substantial cash losses from operations for the nine months ended September 30, 1997. Management's projections indicate that the Company anticipates that it will continue to generate operating losses and negative cash flow at least through 1997. Further, the Company has not remitted certain amounts previously collected for sales, use and excise taxes to various taxing jurisdictions. The Company has substantial capital requirements resulting from the funding of losses from operations and the need to finance continued growth. The Company believes that its cash balances, along with the proceeds of $2,500,000 from the exercise of warrants in April 1997, and the net proceeds of approximately $13,5000,000 from its Public Offering, will satisfy the Company's cash requirements until the end of 1998; however, there can be no assurance that this will be the case. In the event that the Company's plans change or its assumptions change or prove to be inaccurate (due to unanticipated expenses, delays, difficulties or otherwise), or if cash flow proves to be insufficient to fund the Company's operations after such period of time, the Company will be required to seek additional financing or curtail its expansion activities. The Company does not have any arrangements with respect to, or sources of, additional financing and there can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all. The failure to obtain such financing could have a material adverse effect on the Company.

Forward-Looking Statements

                  When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission ("SEC"), in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "management expects" or "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forwardlooking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

PART II. OTHER INFORMATION

Item 2.  Changes in Securities

(c)      Recent Sales of Unregistered Securities

                  During the three months ended September 30, 1997, the Company made the following sales of unregistered securities:


                                                            Consideration Received
                                                              and Description of                        If Option, Warrant
                                                            Underwriting or Other                         or Convertible
                                                             Discounts to Market     Exemption from     Security, Terms of
                                                              Price Afforded to       Registration         Exercise or
Date of Sale*           Title of Security   Number Sold           Purchasers             Claimed            Conversion
---------------------- ------------------- -------------- ------------------------ ------------------  ---------------------
August 1, 1997          Common Stock          100,000       Option granted in         Section 4(2)     Option to purchase
                        Purchase Option                     connection with hiring                     shares of Common
                                                            of officer                                 Stock at $6.5625 per
                                                                                                       share, vesting 50% in
                                                                                                       January 1998 and
                                                                                                       50% in June 1998
----------------------- ----------------- ----------------  ---------------------- ------------------- --------------------


        *  Option grant


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         27       Financial Data Schedule (9/30/97)

(b)      Current Reports on Form 8-K

         None

                                   SIGNATURES


                  In accordance with requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   November __, 1997

                                  GLOBAL TELECOMMUNICATION SOLUTIONS, INC.



                                  By:    /s/ Michael Hoppman
                                      -----------------------------------------
                                      Michael Hoppman, Vice President
                                         and Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit Number            Description
------------------        --------------------

27                        Financial Data Schedule