Form 10KSB40
period 1997-12-31
GLOBAL TELECOMMUNICATION SOLUTIONS INC
filed 1998-04-15
CIK 925004

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 1997

                                          OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to

                         Commission file number 1-13478
                                                -------

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
                 (Name of small business issuer in Its charter)

          Delaware                                    13-3698386
-------------------------------             ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


     5697 Rising Sun Avenue, Philadelphia, PA                    19120
     -----------------------------------------                 ----------
     (Address of Principal Executive Offices)                  (Zip Code)

                                 (215) 342-7700
                 -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

    Title of Each Class:                               Name of Each Exchange on
                                                          Which Registered:

    Common Stock, par value $.01 per share               Boston Stock Exchange

    Common Stock Purchase Warrants                       Boston Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

                  Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]
                  The issuer's revenues for its most recent fiscal year were $18,234,640.

                  As of April 1, 1998, the aggregate market value of the issuer's Common Stock held by non-affiliates of the issuer (based on the last sale price of such stock) was $33,129,212.25. At April 1, 1998, 5,991,772 shares of the issuer's Common Stock were outstanding.

                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS.

Unless the context otherwise requires, references herein to the "Company" or "GTS" refer to Global Telecommunication Solutions, Inc. and its subsidiaries.

General

             Global Telecommunication  Solutions, Inc. ("Company" or "GTS") is a
facilities-based provider of prepaid phone cards that allow users to access reliable, convenient and cost-effective domestic and international telecommunications services. The Company seeks to provide reliable service and support to its prepaid phone card customers by combining experience with innovation and technology. The Company's core product line consists of traditional prepaid phone cards, as well as custom- designed prepaid phone cards for business promotional use. In addition to providing users with an economical alternative to standard credit calling cards, many of the Company's phone cards provide enhanced services, such as customized voice greetings, data collection and voice mail. The Company also creates and markets retail products ("Specialty Products") which utilize prepaid phone card technology, such as interactive games and information services.

             The Company markets its telecommunications and other products in four lines: (i) traditional prepaid phone cards marketed domestically through distributors and retail establishments, such as convenience stores, supermarkets, drug stores and mass merchandisers; (ii) traditional prepaid phone cards marketed internationally to business and leisure travelers destined for the United States; (iii) custom-designed promotional phone cards for businesses to enhance the marketing of their products and services; and (iv) Specialty Products marketed through retail establishments.

Recent Strategic Acquisitions

             The Company recently consummated two strategic acquisitions that it believes complement its existing operations and will serve to accelerate its growth.

             In February 1998, the Company acquired, through a merger, Networks Around the World, Inc. ("NATW"). NATW's primary business consists of providing traditional prepaid phone cards directly to retail establishments, including convenience store chains, drug store chains and smaller retail outlets. NATW also sells prepaid phone cards to distributors which market, promote and distribute the cards directly to retail outlets and provides customized promotional cards to businesses, universities and other organizations. NATW generated revenues of approximately $8.0 million in 1997.

             Also in February 1998, the Company acquired, through a merger, Centerpiece Communications, Inc. ("CCI"). CCI's primary business consists of providing traditional prepaid phone cards to distributors who, in turn, resell such cards to retail establishments and through vending machines. CCI generated revenues of approximately $10.0 million in 1997.

             These two acquisitions substantially increase the Company's revenue base and scope of distribution. The Company believes that the increased aggregate telecommunications traffic resulting from these acquisitions will enhance the Company's ability to negotiate lower rates with its telecommunications carriers. As part of its business strategy, the Company will seek, where appropriate, to acquire additional companies or assets that are complementary to the Company's operations and objectives. Although the Company regularly evaluates possible acquisition opportunities, the Company currently is not a party to any agreements with respect to any acquisition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Corporate Background

             The Company and Global Link Telecom Corporation ("Global Link"), a wholly-owned subsidiary of the Company acquired through a merger ("Global Link Merger") in February 1996, were incorporated under the laws of the State of Delaware in December 1992 and March 1994, respectively. NATW was incorporated under the laws of the State of New Jersey on February 1, 1994. CCI was incorporated under the laws of the State of New Jersey on June 16, 1996. The Company's principal executive offices are located at 5697 Rising Sun Avenue, Philadelphia, Pennsylvania 19120 and its telephone number is (215) 342-7700.

Market Opportunity

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

             Prepaid phone cards have been widely used throughout Europe and Asia for more than fifteen years. Although prepaid phone cards were not used on a widespread basis in the United States prior to 1994, the market in the United States is rapidly expanding, with annual sales of prepaid phone cards growing from an estimated $100 million in 1993 to an estimated $2 billion in 1997. Industry analysts project annual sales of prepaid phone cards in the United States to reach approximately $4 billion by 2000. The Company anticipates that continued industry growth will be fueled by (i) increasing consumer acceptance of prepaid phone cards and recognition of their cost advantages over standard credit calling cards, collect calling and other options available to consumers seeking to place phone calls when away from the home or office and (ii) a broader base of consumer segments using prepaid phone cards, such as business employees, students and travelers.

             As the prepaid phone card industry evolves, the Company believes that traditional prepaid phone cards will increasingly become a commodity and that the successful competitors will be those that (i) establish a brand name recognized for reliable telecommunications services and responsive customer service, (ii) improve operating margins by optimizing their own switching and network facilities to reduce transmission costs through least-cost routing,
(iii) possess the experience and calling volume to negotiate carrier agreements with multiple long distance carriers that provide favorable volume discounts and
(iv) differentiate their cards and services.

Strategy

             The Company's strategy is to continue the rapid growth of its operations and capture an increasing share of the expanding prepaid phone card market. Key components of the Company's strategy include: (i) expanding the domestic and international retail distribution channels for the Company's prepaid phone cards with sales efforts focused on convenience stores, supermarkets and drug stores; (ii) expanding its interconnected switching network; (iii) acquiring companies or assets to achieve the Company's strategic goals; and (iv) pursuing other growth opportunities including: identifying a broader base of consumer segments for the Company's prepaid phone cards, such as business employees, students and travelers; exploring alternative methods of prepaid phone card distribution, such as vending machines and ATM machines; exploiting alternative technologies for prepaid products, such as prepaid wireless services; and expanding strategic relationships with other telecommunications services providers.

             Expanding Distribution

             Domestic Retail. The Company's in-house sales people market the Company's traditional prepaid phone cards domestically (i) directly to national, regional and independent retail establishments, which sell the phone cards to a wide range of end users, (ii) to independent distributors with widespread distribution channels and access to a substantial number of retailers, such as newsstand distributors, food brokers and tobacco and confectionery distributors and (iii) to other marketing companies and organizations that sell the phone cards to consumers within specific niche markets.

             The Company intends to increase domestic sales by focusing its sales efforts on convenience stores, supermarkets and drug stores, and by recruiting additional distributors to market and promote its prepaid phone cards to local, regional and national retailers. The Company also intends to increase domestic sales by continuing to pursue acquisitions of candidates that have established distribution channels that compliment the Company's distribution channels.

             The Company recently introduced a new traditional phone card, the "GTS Card." This new traditional prepaid phone card product was designed to create brand loyalty by providing reliable telecommunications service and responsive customer service at a good value. The Company has differentiated the GTS Card from other traditional prepaid phone cards by charging per-minute rates for domestic telephone calls based upon the mileage between the calling party and the called party. A call placed to a destination under ten miles will cost consumers substantially less than a call placed across the country. For example, a consumer placing a "local" call will have the opportunity to speak for 90 minutes (assuming a $10 card) while a person calling across the country will have the opportunity to speak for 30 minutes (assuming a $10 card). Additionally, unlike other traditional phone cards, (i) the consumer always will have the opportunity to utilize all of the value on the GTS Card (most prepaid phone cards expire and if value remains on the card at the time of expiration, that value is never available to the consumer) and (ii) the GTS card is fully refundable if the customer is not satisfied.

             The Company began marketing the GTS Card to national and regional convenience store chains through direct sales and distributors during the first quarter of 1998.

             International Retail. The Company's sales agents located throughout the world market the Company's traditional prepaid phone cards to business and leisure travelers destined for the United States, primarily through airlines, tour wholesalers, travel agencies, car rental agencies and other travel related businesses. The Company intends to increase international distribution of its phone cards by:

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

             Expanding Switching Network

             The Company intends to expand its network of switching platforms by installing additional switching platforms or entering into strategic relationships with other telecommunications service providers in a number of major metropolitan areas in the United States and interconnecting them to provide reliable, cost-effective telecommunications services. The Company believes that the installation of switching platforms in strategically located markets can substantially reduce costs associated with customers accessing its switching platforms and terminating domestic telephone calls. See "--Telecommunications Infrastructure."

             Pursuing Acquisition Opportunities

             Numerous companies have entered the prepaid phone card industry, attracted by the industry's dramatic growth and barriers to entry that, initially, were minimal. Many of these entrants, while possessing access to potentially strong distribution channels or innovative products, did not anticipate the complexity of the phone card business and have not been able to exploit all of the elements necessary for success, such as an established infrastructure, a dedicated sales force, an established reputation in the prepaid phone card industry among retailers, distributors and business customers, access to capital and an experienced management team. The Company believes that the highly fragmented prepaid phone card industry presents an opportunity for consolidation through acquisitions and subsequent integration of acquired businesses. Accordingly, the Company intends to acquire companies or assets to achieve its strategic goals.

             Industry analysts estimate that there are approximately 400 prepaid phone card companies competing within the industry. The Company believes that a large majority of these companies are small and have limited access to capital, and that many of them represent suitable acquisition candidates for more developed companies, such as the Company, that have access to capital, management expertise and an established telecommunications infrastructure important to integrate the viable aspects of acquired companies' operations into their own and to capitalize on the economies of scale which may result from such acquisitions. The Company anticipates that once its integrated network of switching platforms is in place, it will be able to integrate the telecommunications volume generated by acquired companies' customer bases and to benefit from economies of scale that were previously unavailable to the acquired companies as stand-alone operations. In February 1998, the Company acquired NATW and CCI. See "--Recent Strategic Acquisitions." While the Company regularly engages in discussions regarding proposed acquisitions, it currently has no agreement, arrangement or understanding with respect to any such acquisition.

Products and Telecommunications Services

             The Company's core product line consists of traditional prepaid phone cards marketed domestically and internationally, including the GTS Card. The Company also offers custom-designed promotional phone cards for business promotional use and retail products utilizing prepaid phone card technology for specialized purposes, such as information access and interactive games. Some of the enhanced services typically offered with the Company's phone cards include
(i) customized voice greetings (which the Company believes to be an attractive feature to large retailers and businesses that utilize the Company's promotional phone cards), (ii) foreign language voice prompts and instructions, (iii) data collection (used to gather marketing and demographic information) and (iv) sequential calling, which permits customers to place additional calls without exiting the platform.

             Traditional Phone Cards Marketed Domestically

             The Company's primary marketing and distribution strategy is to target retailers directly and through distributors that sell the Company's phone cards to end users. The Company has and will continue to increase retailers' awareness of the profit potential of offering prepaid telecommunications services, the minimal space needed to sell the Company's phone cards and the ability of the Company's phone cards to generate ongoing residuals for retailers through recharge revenues. In furtherance of its strategy, the Company facilitates the display of its phone cards by providing (i) turnkey merchandising materials, which include customized cards and retail packaging and complete display and signage systems and (ii) retail promotion programs for which the Company and the retailer share costs.

             Traditional prepaid phone cards permit users to place local, long distance and international calls from any touch-tone telephone. The Company's rechargeable traditional phone cards enable customers to add additional calling time to the phone cards at certain retail locations and, in some cases, by dialing a toll-free number and furnishing major credit card information. This allows customers to continue to use the same PINs and generates ongoing residual sales for retailers. Unlike most products sold by retailers, the Company's traditional phone cards enable retailers to generate revenues beyond initial sale of the cards. The Company pays additional commissions to the retailer based on the dollar value added on any card sold by that retailer, so long as that retailer continues to offer the Company's phone cards. The Company believes that this program increases retailer loyalty and creates an incentive for retailers to sell its prepaid phone cards.

             Customers utilizing the Company's traditional phone cards can place international calls to the United States from more than 30 countries and outbound domestic and international long distance calls from the United States to more than 220 countries.

             Traditional Phone Cards Marketed Internationally

             The   Company's   traditional   prepaid   phone   cards   are  sold
internationally to business and leisure travelers destined for the United States. These phone cards are identical to the Company's traditional phone cards except that, in most cases, the phone cards are activated by a credit card. The Company's international phone cards generally are (i) standard plastic rechargeable prepaid phone cards which are given away with a value by a tour wholesaler or (ii) packaged in a "tear-off" format with travel documents that include marketing information about the Company's phone cards. The Company's international phone cards frequently are accompanied by an offer of free telephone time in exchange for the customer's activation of the card for a minimum value.

             Promotional Phone Cards

             The Company's custom-designed promotional phone cards, which feature companies' logos, products and customized advertisements, are sold to businesses that typically give these cards to their customers in connection with the marketing of their products and services. A business utilizing the Company's phone cards for promotions can access marketing and demographic data compiled by the Company's switching platforms. The Company believes that it has differentiated itself from most other providers of promotional phone cards by combining enhanced services and interactive technology with its promotional cards.

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

             Specialty Products

             The Company designs and markets specialized retail products utilizing prepaid phone card technology, which are sold to distributors and retail establishments. The Company's in-house creative staff develops these products by expanding the technology utilized by the Company's traditional prepaid phone cards.

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

             Switching Facilities

             The Company currently owns and operates six STX switches, three in Jersey City, New Jersey (the "New Jersey STX") and three in Miami, Florida (the "Miami STX"). The Miami STX is located at the Company's leased facility and is maintained by the Company's employees, with the assistance of National Applied Computer Technology, Inc. ("NACT"), the manufacturer of all six platforms. The New Jersey STX is located at the offices of NTT Data Communications Systems Corporation, an affiliate of NTT America, Inc. ("NTT"), a former customer of the Company, and is maintained by the Company's employees, with the assistance of NTT representatives and NACT. The Company and NACT have entered into agreements pursuant to which NACT licenses software to the Company and provides technical support and platform maintenance. In addition to its own switching facilities, the Company utilizes or has utilized the switching facilities of outside vendors for certain of its enhanced services and/or interactive products, including
InComm Communications, a subsidiary of U.S. South Communications, Inc., and Interactive Media Works, Inc.

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

             The Company's switching platforms also monitor card usage and end user demographics and limit the Company's exposure to fraud by alerting the Company to situations in which multiple PINs are used from any single telephone number, the same PIN is being used from many different parts of the country within a short period of time, or a number of invalid PINs are entered from a single telephone number. The Company believes that its ability to minimize unauthorized use of its cards and to provide important customer and card usage information makes its phone cards an attractive choice for retailers.

             The Company believes that the installation of switching platforms in a number of major metropolitan areas in the United States will reduce the Company's inbound costs for calls originating within a LATA in which a switching platform is located. Once a switching platform is installed in a particular LATA, the Company will be able to enter into an agreement directly with the local exchange carrier within that LATA. As a result, the Company's costs for access into its switching platform will be based upon the local exchange carrier's tariffed access charges, which are substantially less than the costs of accessing its platform through an interexchange carrier such as Sprint. The Company also believes that the installation of switching platforms in a number of major metropolitan areas in the United States will substantially reduce the Company's costs for terminating calls by enabling the Company to route calls directly to local exchange carriers within a terminating LATA rather than through interexchange carriers. The Company can route the terminating calls to the local exchange carrier and pay only that carrier's tariffed access charges. In addition, the Company plans to interconnect its switching platforms in different LATAs using dedicated access lines leased at fixed costs. As a result, if a call originates in a LATA serviced by one of the Company's switching platforms and terminates in a different LATA serviced by another switching platform, the Company will not incur any variable per-minute long distance costs for transferring calls over its interconnected network.

             Carrier Agreements

             The Company has carrier agreements with numerous long distance carriers to originate toll-free access to the Company's switching facilities domestically and internationally and to terminate domestic and international long distance calls over these carriers' networks. The carrier agreement between the Company and Sprint requires the Company to satisfy a $500,000 minimum monthly usage commitment in order to receive favorable pricing. Failure to meet such minimum commitment would obligate the Company to pay underutilization charges equal to 25% of the difference between the minimum commitment and the net usage. The majority of the Company's domestic toll-free origination and termination minutes currently are carried over Sprint's network. The Company's agreement with Sprint expires on June 30, 1998. The Company is currently negotiating with Sprint and several other carriers with respect to the carriage of its traffic subsequent to June 30, 1998.

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

             Domestic Retail Sales

             The Company sells its prepaid phone cards domestically through an in-house sales force consisting of 7 sales people, each focusing on a distinct geographic or niche market. The Company's traditional prepaid phone cards are sold (i) directly to national, regional and independent retail establishments, which sell the phone cards to a wide range of end users, (ii) to independent distributors with widespread distribution channels and access to a substantial number of retailers, such as newsstand distributors, food brokers and tobacco and confectionery distributors and (iii) to other marketing companies and organizations that sell the phone cards to consumers within specific niche markets. The Company's diverse domestic retail base includes convenience stores, supermarkets, drug stores, mass merchandisers, maritime outlets (through which cards are sold to individuals working on cruise ships and cargo vessels) and similar retail outlets.

             In marketing traditional prepaid phone cards to retailers, the Company emphasizes profit potential, including the possible generation of ongoing commissions to the retailer through payment of additional commissions based on the number of minutes recharged on any prepaid phone card sold by the retailer so long as the retailer continues to offer the Company's phone cards. The Company believes that this program increases retailer loyalty and creates an incentive for retailers to sell the Company's prepaid phone cards. The limited retail shelf space necessary to offer the Company's products also is emphasized by the Company in its retail marketing efforts. Additionally, the Company assists retailers in promoting the prepaid phone cards and the Company's other products by providing turnkey merchandising and marketing materials, including customized retail packaging and display systems.

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

             International Retail Sales

             The   Company's   traditional   prepaid   phone   cards   are  sold
internationally to business and leisure travelers destined for the United States, primarily through airlines, tour wholesalers, travel agencies, car rental agencies and other travel related businesses. International marketing is conducted primarily through approximately 150 sales agents located in 28 countries.

             Promotional Phone Card Sales

             The Company's custom-designed promotional phone cards, which feature companies' logos, products and customized advertisements, are sold to businesses that typically give these cards to their customers to enhance the marketing of their products and services. A business using the Company's phone cards for promotions also can access marketing and demographic data compiled by the Company's switching platforms. The Company's promotional phone card programs generally are non-recurring.

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

             The Company's customer support division, which consists of its Vice President--Support Services and 8 account managers, provides support to its retail customers and distributors, which are divided into groups. Each account manager is assigned a particular group for which he or she serves as liaison.

Each account manager uses the Company's management information system to interface with the Company's NACT STX switching platforms from his or her computer terminal. This direct link provides the account managers with real-time information concerning customers' accounts.

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

Competition

             The telecommunications services industry generally, and the prepaid phone card industry specifically, is intensely competitive, rapidly evolving and subject to constant technological change. As the prepaid phone card industry has grown, industry analysts estimate that the number of companies marketing prepaid phone cards has increased from approximately 75 companies in 1994 to more than 400 in 1997, some of which have substantially greater resources than those of the Company. Further, the Company's prepaid phone cards not only compete with other prepaid phone cards, but also with credit calling cards, collect calling services, hotel telephones, public pay telephones and other long distance services. The Company believes that it competes with any medium by which a consumer places a telephone call when away from the home or office.
             The Company believes that its established reputation in the prepaid phone card industry among retailers, distributors and business customers, its existing telecommunications infrastructure and its experienced management team provide it with important advantages over competitors. The Company also believes that the recharge capabilities of certain of its phone cards provide it with important advantages over many of its competitors whose cards do not provide users with these capabilities. The Company believes that the primary competitive factors affecting the prepaid phone card market are price, quality and reliability of service, ease of use, service features and name recognition. The Company believes that it successfully competes in these areas.

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

Government Regulation

             The provision of telecommunications services is regulated by the federal and state governments of the United States. Federal laws and FCC regulations apply to interstate and international telecommunications, while state regulatory authorities have jurisdiction over telecommunications services that originate and terminate within the same state. Various other international authorities also may seek to regulate telecommunications services originating in their respective countries.

             Federal

             The federal Communications Act, as amended by the Telecommunications Act of 1996 (the "1996 Act"), allows local exchange carriers, including the RBOCs upon satisfaction of certain conditions, to provide interstate and interLATA long distance telecommunications services and grants the FCC the authority to deregulate other aspects of the telecommunications industry. In order to implement the objectives of the 1996 Act, the FCC has promulgated numerous regulations to encourage competition and entry in the telecommunications industry. While the Company believes that the 1996 Act, by fostering increased competition in the telecommunications industry, will create new opportunities for the Company to participate in various segments of the industry, the near and long-term effects on the Company of the 1996 Act and the rules promulgated thereunder cannot be anticipated.

             The Communications Act governs all "common carriers," including AT&T, MCI and Sprint, as well as entities, such as the Company, which resell transmission services using other common carriers' facilities. The Company has applied for and received all necessary authority from the FCC to provide domestic and international telecommunications services through the resale of switched services of U.S. facilities-based carriers. The FCC reserves the right to condition, modify or revoke such authority for violations of the Communications Act or its rules.

             Nondominant carriers (i.e., carriers that do not have the power to control prices), such as the Company, currently must maintain tariffs on file with the FCC for their international services, although, as discussed below, the issue of whether nondominant carriers must file tariffs for their interstate, domestic, interexchange services currently is under review. The tariffs of nondominant carriers and the rates and charges they specify are subject to FCC review, but are presumed to be lawful and are seldom contested. In general, nondominant domestic common carriers are required to charge reasonable rates and are prohibited from engaging in unreasonable practices in the provision of their services. As an international nondominant carrier, the Company is required to include detailed rate schedules in its international tariffs. The Company has filed all required tariffs with the FCC.

             On October 31, 1996, the FCC released an order eliminating the requirement that nondominant interstate carriers, such as the Company, maintain tariffs on file with the FCC for domestic interstate services. The FCC's rules are pursuant to authority granted to the FCC in the 1996 Act to "forbear" from regulating any telecommunications service provider if the FCC determines that the public interest will be served. Under the new rules, after a nine-month transition period, nondominant interstate carriers need no longer file tariffs, although they have the option of ceasing to file such tariffs immediately. Petitions for review of the FCC's order were filed by MCI, among others, with the United States Court of Appeals for the District of Columbia Circuit, which on February 13, 1997 stayed the FCC's order. Accordingly, on March 6, 1997, the FCC reinstated its prior rules requiring nondominant carriers providing interstate, domestic, interexchange service to file tariffs.

             Pursuant  to Section  276 of the 1996 Act,  the FCC,  in  September
1996, adopted new rules governing the pay telephone industry that, among other things, established a means by which all pay telephone service providers are compensated for every interstate and intrastate call completed from their pay telephones, including calls that utilize toll-free access and access codes ("Dial Around Compensation"). On July 1, 1997, the United States Court of Appeals for the District of Columbia Circuit remanded to the FCC for further consideration certain rules which could have a material adverse effect on the Company. The Court of Appeals found that the FCC's determination setting the per-call compensation at $0.35 was unjustified. Additionally, the Court of Appeals found that the FCC acted arbitrarily and capriciously in establishing an interim compensation plan which required that, during the first year, only interexchange carriers generating $100 million or more in annual revenues must pay a pro rata portion of $45.85 per month per pay telephone (based upon the pro rata share of the total annual revenues for carriers generating $100 million or more). The Court of Appeals upheld the FCC's determination that interexchange carriers should track compensable calls and compensate pay telephone providers for toll free and access code calls. Additionally, the Court of Appeals upheld interexchange carrier's rights to charge long distance resellers or customers that own toll free access numbers or access codes (such as the Company) for any such compensable calls. In October 1997, the FCC adopted new rules governing Dial Around Compensation, pursuant to which each pay telephone owner is entitled to be compensated $0.284 for each dial around call originating from a pay telephone. Simultaneously, the FCC issued an order waiving, until March 9, 1998, the local exchange carriers' obligation to deliver an info-coding digit to the interexchange carriers indicating that the telephone call originated from a pay telephone. The Company, along with other phone card companies and the International Telecard Association, filed a petition requesting that the FCC reconsider its decision to grant the waiver. On delegated authority, the FCC's common carrier bureau denied the request and extended the waiver through October 1998 for most local exchange carriers. The resolution of this matter by the FCC and, if applicable, the federal courts is uncertain.

             In May 1996, the Federal Reserve Board published proposed rules governing "stored value cards" with a maximum value of $100 or more. If the Company permits more than $100 to be credited to its prepaid phone cards, and the rules are adopted, the Company would become subject to the new requirements, including those related to the provision of transaction receipts and limitation of consumers' responsibility for unauthorized transactions. Currently, virtually all of the Company's prepaid phone cards have a maximum value of $100 or less.

             State

             The provision of intrastate long distance telecommunications services and local exchange services is subject to various state laws and regulations, including prior certification, notification and/or registration requirements. The scope of such regulation varies from state to state, with certain states requiring the filing and regulatory approval of various certifications and state tariffs. For example, many states regulate prepaid phone card providers by requiring them to apply for certification. While the Company either has obtained, applied or is applying for certification in the states of Florida, New York, California, Texas and New Jersey (where the Company conducts a substantial part of its business), there can be no assurance that state regulators will grant the Company all required authorizations. Many states, including Florida, California and Texas, have implemented or are considering implementing other rules that specifically regulate prepaid phone card providers. The Company continually evaluates the regulations governing the provision of intrastate telecommunications services in numerous states and seeks to obtain operating authority in those states in which it provides or expects to provide service and that require authority. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations and policies of the state regulatory authorities. Fines and other penalties, including, for example, the return of all monies received for intrastate traffic from residents of a state, may be imposed for such violations.

              In November 1997, Congress enacted legislation that specifically addressed the application of federal excise taxes to the sale of prepaid phone cards. Accordingly, the Company began to file federal excise tax returns. However, the taxation of prepaid phone cards is evolving and has not been specifically addressed in certain states in which the Company does business. The Company has not filed any state sales and use tax returns nor has it remitted any such taxes to state taxing authorities. While the Company believes that it has adequately provided for such taxes and related compliance costs, it is possible that certain states may enact legislation or interpret current laws in a manner that could result in additional tax liabilities, which could be material.

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

Trademarks

             Global Link(R) and the design of the Global Link prepaid phone card are registered U.S. trademarks of Global Link. Applications also have been filed and/or registrations have been secured for Global Link(R) and/or the design of the Global Link(R) phone card in Brazil, Canada, France, Germany, Korea, Japan, Spain, Taiwan and the United Kingdom. The Company or Global Link also has filed trademark applications with the United States Patent and Trademark Office seeking registration of the following marks: ActiPhone(TM), Local Link(TM); Global Link Worldwide(TM); and Pets-in-Need(TM). The combined name and design of CCI's prepaid phone card, The Great Phone Card(TM), is a registered U.S. trademark of CCI. There can be no assurance that the Company will receive registrations for any applied for trademarks or that any registered trademark will provide the Company with any significant marketing or industry recognition, protection, advantage or benefit.

Employees

             As of April 1, 1998, the Company had 64 full-time employees and 33 part-time employees. None of the Company's employees is covered by a collective bargaining agreement. The Company never has experienced an employment-related work stoppage and considers its employee relations to be satisfactory.


ITEM 2.      DESCRIPTION OF PROPERTY

             In January 1995, Global Link entered into a lease for approximately 7,500 square feet of space located at 5697 Rising Sun Avenue, Philadelphia, Pennsylvania, which houses the Company's principal executive offices, computer systems and packaging facilities. Global Link is renting this space from JilJac Realty Company ("JilJac"), a general partnership owned by Gary J. Wasserson, the Company's former Chief Executive Officer and currently a consultant to the Company. The term of the lease is five years and provides for an annual rent of $50,400 during 1996, $52,900 during 1997, $55,566 during 1998, and $58,344 during 1999. In July 1997, the Company leased additional storage space from JilJac on a month-to-month basis for $3,500 per month. The Company has provided notice to JilJac that it intends to terminate the lease solely for this additional space on June 29, 1998.

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

             In April 1997, the Company entered into a lease for approximately 2,125 square feet of space located in Roslyn Heights, New York. The Company currently leases this space on a month-to-month basis for approximately $4,600 per month.

             In January 1997, NATW entered into a lease for approximately 1,865 square feet of space located at 509 South Lenola Road, Moorestown, New Jersey, which houses NATW's principal offices. The lease provides for an annual rent of $25,886.16 and can be terminated on 90 days' notice.

             In August 1996, CCI entered into a lease for approximately 1,873 square feet of space located at 115 Christopher Columbus Drive, Jersey City, New Jersey, which houses CCI's principal offices. In June 1997, the lease was amended to add an additional 869 square feet of space, for a total of 2,742 square feet. The lease provides for an annual rent of $42,216 and will terminate on September 30, 1998.

             The Company believes that its facilities are adequate for its present purposes. The Company believes that as it grows, it will require additional facilities, and that such facilities will be readily available.


ITEM 3.      LEGAL PROCEEDINGS

             On April 9, 1998, the Company, CCI and NATW commenced an action for breach of contract, unjust enrichment, implied contract and fraud against Access Telecom, Inc. ("Access Telecom") and Douglas P. Haughn in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida. Access Telecom, a provider of long distance services to each of NATW and CCI prior to and after the respective mergers, ceased providing such services to the prepaid phone cards that it had sold to each of NATW and CCI, despite receiving payment for substantially all of the phone cards. The Company is seeking damages in excess of $1,000,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             Not applicable.

                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

             The Company's Common Stock and publicly-traded warrants ("Public Warrants") are quoted on the Nasdaq SmallCap Market ("Nasdaq") under the symbols GTST and GTSTW, respectively, and listed on the Boston Stock Exchange under the symbols GTL and GTLW, respectively. The following table sets forth the ranges of bid prices for the Common Stock and Public Warrants for the periods indicated, as reported by Nasdaq, the principal trading market for the Company's securities. The quotes represent inter-dealer prices without adjustments or mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.


                                                                           Common Stock                       Public Warrants
                                                                  -------------------------------       ---------------------------
                                                                      High               Low                High             Low
                                                                  -------------      ------------       ------------      ---------
1996
    First Quarter............................................         20-5/8            15-3/8                  3           1-3/4
    Second Quarter...........................................         18-3/8            11-5/8              2-5/8           1-1/4
    Third Quarter............................................             12                 6              1-1/2             7/8
    Fourth Quarter...........................................         10-1/2                 6             1-3/16             3/8

1997
    First Quarter............................................         10-3/8            10-1/2            1-11/16             5/8
    Second Quarter...........................................         10-1/4             6-3/8              31/32            7/16
    Third Quarter............................................          9-1/2             5-1/2                  1            7/16
    Fourth Quarter...........................................          9-5/8           4-13/16                3/4            5/32


             On April 1, 1998, the last bid prices for the Common Stock and Public Warrants as reported by Nasdaq were $7-1/8 and $5/16, respectively.

             As of April 1, 1998, there were 5,991,772 shares of Common Stock outstanding and Public Warrants to purchase 1,630,560 shares of Common Stock outstanding, held of record by 119 and 52 holders, respectively. The Company believes that there are in excess of 500 beneficial holders of each of its publicly-traded securities.

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

Recent Sales of Unregistered Securities

             During the quarter ended December 31, 1997, the Company made the following sales of unregistered securities. The sales set forth below made prior to the quarter ended December 31, 1997 were previously unreported:





                                                             Consideration Received                              If Option,
                                                               and Description of                                Warrant or
                                                             Underwriting or Other          Exemption            Convertible
                                                              Discounts to Market              from            Security, Terms
                                                               Price Afforded to           Registration        of Exercise or
Date of Sale      Title of Security         Number Sold            Purchasers                Claimed             Conversion
-------------    -------------------        -----------     ----------------------          ------------      -----------------
7/15/97          option to purchase           250,000       option granted to                    4(2)         exercisable from
                 Common Stock                               representative of                                 7/9/98 to 7/8/02 at
                                                            underwriters in public                            an exercise price
                                                            offering                                          of $9.075 per
                                                                                                              share
7/31/97          warrants to purchase         100,000       consulting services                  4(2)         exercisable from
                 Common Stock                                                                                 1/25/98 to 1/24/01
                                                                                                              at an exercise price
                                                                                                              of $7.00 per share

11/10/97         options to purchase          405,000       options granted - no                 4(2)         exercisable for
                 Common Stock                               consideration received by                         five years from
                 granted to employees                       Company until exercise                            date of vesting at
                                                                                                              an exercise price
                                                                                                              of $6.4375
11/11/97         options to purchase           7,500        options granted - no                 4(2)         exercisable for
                 Common Stock                               consideration received by                         five years from
                 granted to employee                        the Company until exercise                        date of vesting at
                                                                                                              an exercise price
                                                                                                              of $6.50 per share


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The following discussion should be read in conjunction with the Company's Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this Report. The discussions of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Safe Harbor Cautionary Statement

             The Company occasionally makes forward-looking statements such as forecasts and projections of expected future performance or statements of its plan and objectives. When used in this Report and in future filings by the Company with the Securities and Exchange Commission ("Commission"), in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "the Company expects," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. For a more detailed discussion of these and other risks, reference is made to the Company's prospectus dated July 9, 1997.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

             Net sales for 1997 were $18,234,640, compared to $12,121,365 for 1996. Net sales of traditional cards sold through retail and wholesale distribution programs were approximately $16,047,000 in 1997, compared to approximately $9,643,000 in 1996. Net sales of promotional cards and other services decreased slightly to approximately $2,188,000 in 1997 from approximately $2,478,000 in 1996. The primary reason for the increase in net sales and shift in sales mix was the Company's aggressive pursuit of retail programs, which offered reduced per minute charges to consumers.

             The Company's gross margins decreased to 11% for 1997 from 34% for the comparable period in the prior year. The decrease in margins was primarily the result of an increase in the sale of cards with reduced per-minute rates to consumers. In addition, margins were negatively impacted by approximately $700,000 due to the disposal of inventory and deferred costs related to a product realignment which will enable the Company to have a more consistent product and marketing focus. The Company believes that the higher sales volumes in 1997 will enable it to negotiate better rates with its carriers and improve margins in future periods. However, due to the highly price competitive nature of prepaid phone cards, there can be no assurance that any reduction in carrier costs will result in higher margins as such reductions may be offset by a corresponding decrease in the per-minute charges to consumers.

             Selling and marketing expenses remained relatively constant, decreasing slightly from $3,190,226 in 1997 from $3,355,778 in 1996. Selling and marketing expenses as a percentage of sales decreased to 18% of sales in 1997 from 28% of sales in 1996. The decrease as a percentage of sales was primarily the result of the Company's strategy of utilizing distributors to market the Company's phone cards to retail establishments without increasing its sales force.

             General and administrative expenses remained relatively constant, increasing to $6,450,280 in 1997 from $5,870,358 in 1996. However, as a percentage of sales, general and administrative expenses decreased to 35% of sales in 1997 from 48% in 1996. The Company believes that in the future general and administrative expenses should not increase in the same proportion as increases in sales volumes.

             Depreciation and amortization increased to $2,037,222 in 1997 from $1,427,296 in 1996, primarily due to the acquisition of additional switching and computer equipment.

             In 1997, the Company recorded a $1,500,606 restructuring charge related to the closing of its retail store operations, a modification of an employment agreement with the former Chief Executive Officer of the Company and the discontinuance of technology-based equipment. The decision to close its retail store operations was to allow the Company to concentrate its efforts on its core distribution outlets. The disposal of equipment was primarily related to an equipment realignment, which will enable the Company to work with a more defined and consistent technology base. The Company does not expect that the closing of its retail store operations will have a material adverse effect on future operating results.

             Following the Global Link Merger, the Company has experienced significant net losses and negative cash flow from operations and current projections indicate that this trend is expected to continue for the foreseeable future. As a result, in the fourth quarter of 1997, the Company reviewed the recoverability of the carrying amount of the goodwill from the Global Link Merger. In accordance with the Company's accounting policy, this review encompassed the preparation and review of projections of undiscounted cash flows (covering the remaining goodwill amortization period as of December 31, 1997, a period of approximately 13 years). This review resulted in the conclusion than an impairment loss of $13,228,154 should be recognized to reduce goodwill to its estimated fair value at December 31, 1997.

             The assessment of goodwill recoverability, which is heavily dependent on projected financial information and the goodwill amortization period, are significant accounting estimates as contemplated by the American Institute of Certified Public Accountants' Statement of Position 94-6,
"Disclosure of Certain Significant Risks and Uncertainties." Further, the Company operates in an industry which is rapidly evolving and extremely competitive. It is reasonably possible that the Company's accounting estimates with respect to the useful life and ultimate recoverability of goodwill could change in the near term and that the effect of such changes on the financial statements could be material. While management currently believes that the recorded amount of goodwill is appropriate at December 31, 1997, there can be no assurance that the Company's future results will confirm this assessment or that an additional write-down or write-off of goodwill will not be required in the future.

             Investment and interest income increased to $253,989 in 1997 from $73,834 in 1996, primarily due to interest earned on the net proceeds from the Company's public offering consummated in July 1997 ("July 1997 Offering").

             Interest expense for 1997 increased to $1,368,307 from $395,674 in 1996, primarily as a result of the amortization of the unearned discount and deferred financing costs ($910,857 in 1997 compared to $85,819 in 1996) associated with the issuance of notes payable pursuant to the private placement consummated by the Company in December 1996 ("December 1996 Private Placement").

             For the foregoing reasons, the Company incurred a net loss of $25,535,939 for 1997, compared to a net loss of $6,920,222 for 1996.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

             Net sales for 1996 were $12,121,365, compared to $3,144,350 for 1995, an increase of $8,977,015, or 285.5 %. Approximately $8,137,000 of the
total 1996 net sales were derived from Global Link, whose operating results were consolidated with the Company's commencing on March 1, 1996. Net sales of traditional phone cards were $9,643,000 for 1996, compared to $1,085,000 for 1995, an increase of approximately $8,558,000, or 788.8%. Net sales generated from the sale of promotional cards, other retail products utilizing prepaid phone card technology and other services during 1996 were $2,478,000, compared to $2,059,000 in 1995, an increase of $419,000, or 20.3%. The Company's gross margins increased to 33.5% of net sales for 1996, compared to 8.0% of net sales for the prior year. The increase in the gross margin was primarily a result of a decrease in transmission costs as a percentage of sales and a decrease in production costs as a percentage of sales. The decrease in transmission costs was primarily attributable to volume discounts, which were negotiated with the Company's carriers based upon a substantial increase in the minutes of use.

             Selling and marketing expenses were $3,355,778 (27.7% of net sales) for 1996, compared to $1,332,348 (42.4% of net sales) for 1995. Approximately $1,125,000 of the increase was due to increased salaries and benefits of marketing and sales personnel. Additionally, approximately $161,000 of the increase was due to additional travel expenses, $173,000 to commissions paid to independent third party distributors, sales agents and brokers, and $345,000 to an increase in the provision for uncollectible accounts receivable, all of which increased as a result of the significant increase in net sales.

             General and administrative expenses were $5,883,858 (48.5% of net sales) for 1996, compared to $2,041,010 (64.9% of net sales) for 1995. The increase consists of approximately $1,294,000 in salaries and related benefits of other additional personnel which make up the Company's infrastructure, including accounting, legal, customer service and support and information technology personnel; approximately $407,000 of additional amortization of deferred compensation costs with respect to warrants issued to outside consultants; approximately $632,000 in rent costs; approximately $192,000 due to the write-off of the remaining net assets of certain retail phone centers closed or scheduled to close in 1997; $150,000 in severance to be paid to a former officer; and $343,000 due to the write-off of convertible notes receivable and accrued interest thereon.

             Depreciation and amortization expense increased by approximately $1,387,000, primarily due to the amortization of goodwill of $1,061,000 resulting from the Global Link Merger and the acquisition of additional switching equipment.

             Investment and interest income was $73,834 for 1996, compared to $192,482 for 1995. The decrease of $118,648 was a result of lower balances of cash and cash equivalents on hand.

             Interest expense for 1996 increased to $395,674 from $0 for 1995, as a result of interest on $2,800,000 of convertible debentures ("Convertible Debentures") and amounts due to Peoples Telephone Company, Inc. ("Peoples"), interest expense on capital lease obligations recorded in 1996 and the amortization of the unearned discount and deferred financing costs relating to the issuance of notes payable pursuant to the December 1996 Private Placement.

             For the foregoing reasons, the Company incurred a net loss of $6,920,222 for 1996, compared to a net loss of $2,970,121 for 1995.

Liquidity and Capital Resources

             At December 31, 1997, the Company had cash and cash equivalents of $7,867,566 and working capital of $620,937, compared to cash and cash equivalents of $1,352,322 and a working capital deficit of $5,630,385 at December 31, 1996.

             Net cash used in operating activities for the year ended December 31, 1997 of $7,349,567 was primarily due to the Company's net loss offset by non-cash items aggregating $17,562,678 such as depreciation and amortization, financing costs and impairment of goodwill. Net cash used in investing activities for the year ended December 31, 1997 consisted of $859,496 of capital expenditures. These uses were primarily funded from the net proceeds of $13,325,731 from the July 1997 Offering and the net proceeds of $2,500,000 from the exercise of warrants in April 1997.

             In connection with the Global Link Merger, the Company assumed $2,800,000 aggregate principal amount of Convertible Debentures. $1,400,000 of the Convertible Debentures are due and payable on June 23, 1999 and $1,400,000 of the Convertible Debentures are due and payable on September 14, 1999. The Convertible Debentures are secured by a first lien on all of the assets of Global Link. The Convertible Debentures bear interest at 6% per annum, payable on May 31st and November 30th of each year. At the option of the holders, the Convertible Debentures are immediately due and payable upon a change in control of Global Link. The principal amount of the Convertible Debentures is convertible at the option of the holders at any time into shares of Common Stock at a conversion price of $9.264 per share. The Company may force conversion if certain conditions are met. During the year ended December 31, 1997, there were $2,599,750 aggregate principal amount of Convertible Debentures.

             In December 1996, the Company completed the December 1996 Private Placement, pursuant to which the Company derived gross proceeds of $3,000,000 through the sale of $3,000,000 of promissory notes ("December 1996 Notes") and warrants to purchase 1,000,000 shares of Common Stock ("December 1996 Warrants"). The December 1996 Notes are payable on the earlier of November 27, 1998 and the date on which the Company undergoes a change of control. If the December 1996 Notes are not paid upon maturity, the outstanding principal will begin to accrue interest at the rate of 12% per annum and the principal and accrued interest will become convertible into Common Stock, at the option of the holders.

             In February 1998, the Company acquired, through a merger, all of the outstanding capital stock of NATW for a purchase price comprised of (i) $2,000,000 in cash, (ii) an aggregate of 505,618 shares of Common Stock and
(iii) $1,000,000 aggregate principal amount of promissory notes ("NATW Notes"), secured by substantially all of the assets of NATW. The NATW Notes accrue interest at the rate of 6% per annum and are payable as follows: (i) one-half of principal and interest accrued thereon on November 1, 1998 and (ii) four equal payments of $125,000, plus interest accrued thereon, on April 1, 1999, July 1, 1999, October 1, 1999 and January 1, 2000. In addition, the Company may be required to pay an additional $2,000,000 in consideration to one of the NATW stockholders if certain financial objectives are achieved.

             Also in February 1998, the Company acquired, through a merger, all of the outstanding capital stock of CCI for a purchase price comprised of (i) $1,500,000 in cash, (ii) 401,284 shares of Common Stock and (iii) a $1,000,000 aggregate principal amount promissory note ("CCI Note"), secured by substantially all of the assets of CCI. The CCI Note accrues interest at the rate of 8% per annum and is payable as follows: (i) $250,000 plus interest accrued thereon on October 31, 1998, (ii) $250,000 plus interest accrued thereon on January 1, 1999 and (iii) four equal payments of $125,000, plus interest accrued thereon, on April 1, 1999, July 1, 1999, October 1, 1999 and January 1, 2000.

             In February 1998, Access Telecom, a provider of long distance services to each of NATW and CCI prior to and after the respective mergers, ceased providing such services to the prepaid phone cards that it had sold to each of NATW and CCI, despite receiving payment for substantially all of the phone cards. In order to meet consumer obligations, the Company was forced to purchase approximately $1,400,000 of telecommunications services from other carriers through March 31, 1998. Additional payments may be required as a result of this situation. The Company is pursuing recovery of all losses from Access Telecom. See "Legal Proceedings."

             In April 1998, the Company completed a private placement ("April 1998 Private Placement"), pursuant to which the Company received net proceeds of approximately $1,100,000 through the sale of $1,250,000 of convertible subordinated promissory notes ("April 1998 Notes") and warrants ("April 1998 Warrants") to purchase 178,571 shares of Common Stock. The April 1998 Warrants are exercisable at a price equal to the lesser of: (i) $7.00 or (ii) the price per share at which the Company issues Common Stock in a transaction with aggregate gross proceeds of $4,000,000 ("Qualified Private Placement"). The April 1998 Warrants are exercisable until April 2001. The April 1998 Notes accrue interest at the rate of 10% per annum and are payable on the earlier of January 15, 1999 and the date of the closing of a Qualified Private Placement. The holders have the right at any time to convert all or any portion of the April 1998 Notes into the number of shares of Common Stock determined by dividing the unpaid principal amount of the April 1998 Notes by the lesser of:
(i) $7.00 or (ii) the per share purchase price being paid by the purchasers in the Qualified Private Placement.

             In April 1998, certain holders of the December 1996 Notes agreed to allow the Company to defer repayment of an aggregate of $2,400,000 of the December 1996 Notes from November 1998 to January 1999. In addition, subsequent to the NATW and CCI acquisitions, the sellers agreed to defer an aggregate of $1,250,000 originally payable in 1998 under the agreements to January 1999.

             In April 1998, the Company entered into an agreement with an investor, pursuant to which the investor has agreed to acquire up to $2,000,000 of Common Stock or other securities ("$2,000,000 Commitment") at a discount to the market price of such securities. The Company can require the investor to acquire the securities on thirty days' written notice until December 31, 1998. In consideration thereof, the Company issued the investor warrants to purchase 100,000 shares of Common Stock at an exercise price of $7.50 per share. The warrants are immediately exercisable and will remain exercisable until April 13, 2001.

             The Company incurred significant net losses and negative cash flow from operations during 1996 and 1997. Due in part to the acquisitions of NATW and CCI, and a continuation of negative cash flow from operations through March 31, 1998, the Company's cash balance has declined to less than $1,000,000 at March 31, 1998. Further, management's current projections indicate that the Company will continue to generate operating losses and negative cash flow from operations through 1998, making it necessary for the Company to raise capital during 1998 in order to satisfy its obligations as they come due. To that end, the Company completed the April 1998 Private Placement which generated net proceeds of approximately $1,100,000 and has obtained the $2,000,000 Commitment. In addition, the Company has obtained loan payment deferrals aggregating $3,650,000. The Company believes that the proceeds from the April 1998 Private Placement and the $2,000,000 Commitment, together with the loan deferrals, will enable the Company to meet its obligations through the end of 1998. The Company does not have any other arrangements with respect to, or sources of, additional financing and there can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all. The failure to obtain such financing could have a material adverse effect on the Company.

             At December 31, 1997, the Company had net operating loss carryforwards ("NOLs") aggregating approximately $20,846,000 available to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), utilization of prior NOLs is limited after an ownership change, as defined in this section, to an amount equal to the value of the loss corporation's outstanding stock immediately before the date of the ownership change, multiplied by the federal long-term tax-exempt rate in effect during the month that the ownership change occurred. The Company is subject to limitations on the use of its NOLs as provided under Section 382. Accordingly, there can be no assurance that a significant amount of existing NOLs will be utilized by the Company.

Year 2000 Compliance

             The Company is in the process of evaluating the effects of modifying its computer software systems to accommodate year 2000 transactions. The Company has not determined the costs of such modifications and these costs could have a material adverse effect on the Company's financial position.

ITEM 7.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

Global Telecommunication Solutions, Inc.

    Independent Auditors' Report........................................  F-1

    Consolidated Balance Sheets at December 31, 1997 and 1996...........  F-2

    Consolidated Statements of Operations for the Years ended
     December 31, 1997 and 1996.........................................  F-3

    Consolidated Statements of Stockholders' Equity for the
     Years ended December 31, 1997 and 1996.............................  F-4

    Consolidated Statements of Cash Flows for the Years ended
     December 31, 1997 and 1996.........................................  F-5

    Notes to Consolidated Financial Statements..........................  F-6

                          Independent Auditors' Report





The Board of Directors and Stockholders
Global Telecommunication Solutions, Inc.:

         We have audited the accompanying consolidated balance sheets of Global Telecommunication Solutions, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Telecommunication Solutions, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                           KPMG Peat Marwick LLP

March 31, 1998, except for the fourth and fifth paragraphs of note 16, which are as of April 8 and April 13, 1998, respectively

Philadelphia, Pennsylvania

           GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                            --------------
                                                            1997        1996
                                                        -----------  ----------
                                     Assets
Current assets:
  Cash and cash equivalents                             $ 7,867,566 $ 1,352,322
  Accounts receivable, net of reserve for
   doubtful accounts of $570,000 and $399,000             2,636,878   2,450,119
  Inventories                                               174,112     202,129
  Deferred costs                                             32,764   1,127,887
  Prepaid expenses                                          160,935     260,272
                                                        -----------  ----------
     Total current assets                                10,872,255   5,392,729
                                                        -----------  ----------

Goodwill, net                                             3,516,344  18,008,599
Property and equipment, net                               1,485,348   1,948,917
Other assets, net                                           378,911     469,120
                                                        -----------  ----------
     Total assets                                       $16,252,858 $25,819,365
                                                        =========== ===========

                      Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                      $ 2,199,134 $ 3,238,666
  Accrued expenses                                        2,165,986     542,965
  Deferred revenues                                       1,677,615   4,431,309
  Estimated sales and excise tax liability                3,663,285   1,684,478
  Amounts payable to affiliate                               --       1,073,921
  Notes payable, current                                    450,000       --
  Capital lease obligation, current                          95,298      51,775
                                                       ------------ -----------
     Total current liabilities                           10,251,318  11,023,114
                                                       ------------ -----------

Notes payable, net of unearned discount of
 $713,018 and $1,484,040                                  1,886,982   1,565,960
Convertible notes payable                                 2,599,750   2,800,000
Capital lease obligation, long-term                          --          42,002
                                                       ------------  ----------
     Total liabilities                                   14,738,050  15,431,076
                                                       ------------  ----------

Commitments and contingencies (Notes 5,12,14 and 16)

Stockholders' equity
  Preferred stock - $.01 par value, authorized
    1,000,000 shares; none issued and outstanding             --          --
  Common stock, $.01 par value, authorized 35,000,000
    shares; issued and outstanding 5,084,870
    and 1,837,601                                           50,848       18,376
  Additional paid in capital                            39,689,698   22,990,766
  Accumulated deficit                                  (37,942,443) (12,406,504)
  Deferred compensation                                   (294,650)    (102,498)
  Cumulative foreign currency translation adjustment        11,355      (11,851)
  Common stock note receivable                              --         (100,000)
                                                       ----------- ------------
     Total stockholders' equity                          1,514,808   10,388,289
                                                       ----------- ------------
     Total liabilities and stockholders' equity        $16,252,858  $25,819,365
                                                       =========== ============

        The accompanying notes are an integral part of these statements

           GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          Year Ended
                                                          December 31,
                                                        -----------------
                                                         1997         1996
                                                       -----------  -----------
Net sales                                              $18,234,640  $12,121,365
Cost of sales                                           16,249,773    8,066,315
                                                       -----------  -----------

  Gross profit                                           1,984,867    4,055,050
                                                       -----------  -----------

Selling and marketing expenses                           3,190,226    3,355,778
General and administrative expenses                      6,450,280    5,870,358
Depreciation and amortization                            2,037,222    1,427,296
Restructuring charge                                     1,500,606       --
Goodwill impairment (note 3)                            13,228,154       --
                                                       -----------  -----------

       Operating loss                                  (24,421,621) (6,598,382)
                                                       ------------ -----------

Interest income                                            253,989      73,834
Interest expense                                         1,368,307     395,674
                                                       ------------ -----------

      Loss before income taxes                         (25,535,939) (6,920,222)

Income taxes                                                --           --
                                                       ------------ -----------

Net loss                                              $(25,535,939)$(6,920,222)
                                                      ============ ============

Basic and diluted loss per share                      $      (7.47)$     (4.14)
                                                      ============ ============

Weighted average shares outstanding - basic
    and diluted                                          3,418,724   1,670,755
                                                      ============ ============

        The accompanying notes are an integral part of these statements

           GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                         Cumulative
                                   Common  Stock                                                         foreign
                                ------------------  Additional                 Deferred     Common       currency
                                                      paid-in     Accumulated   Compen-     stock note   translation
                                Shares     Amount     capital       deficit     sation      receivable   adjustment      Total
                               ---------  --------    --------   -------------  ----------  ----------   ------------   -----------
Balance at January 1, 1996     1,047,226  $10,472  $ 7,329,729  $ (5,486,282)   $(197,165)      --      $   --        $ 1,656,754

Issuance of common stock in
  connection with merger         590,375    5,904   11,033,584          --          --       (100,000)      --         10,939,488
Deferred compensation from
  stock options and warrants        --       --        400,000          --       (400,000)       --         --             --
Issuance of common stock and
  warrants                       200,000    2,000    2,609,569          --          --           --         --          2,611,569

Issuance of warrants                --       --      1,617,884          --          --           --         --          1,617,884
Amortization of deferred
  compensation                      --       --           --            --        494,667        --         --            494,667
Foreign currency translation        --       --           --            --          --           --     (11,851)          (11,851)
Net loss                            --       --           --      (6,920,222)       --           --         --         (6,920,222)
                               ---------  -------  -----------  -------------  ----------  ---------  ---------     --------------

Balance at December 31, 1996   1,837,601   18,376   22,990,766   (12,406,504)   (102,498)   (100,000)   (11,851)       10,388,289

Issuance of common stock in
  public stock offering        2,875,000   28,750   13,296,981          --          --          --          --         13,325,731
Exercise of warrants             333,334    3,333    2,496,667          --          --          --          --          2,500,000
Conversion of notes payable       21,615      216      200,034          --          --          --          --            200,250
Exercise of options               10,190      102        8,673          --          --          --          --              8,775
Deferred compensation
  from grant of stock options       --       --        151,648          --      (151,648)       --          --              --
Issuance of common stock
  as compensation                  7,130       71       49,929          --          --          --          --             50,000
Amortization of deferred
  compensation                      --       --           --            --       309,496        --          --            309,496
Deferred compensation
  from issuance of warrants         --       --        350,000          --      (350,000)       --          --             --
Issuance of stock options
  as compensation                   --       --        145,000          --          --         --           --            145,000
Forgiveness of common stock
  note receivable                   --       --           --            --          --      100,000         --            100,000
Foreign currency translation        --       --                         --          --         --        23,206            23,206
Net loss                            --       --           --     (25,535,939)       --         --           --        (25,535,939)
                               ---------  -------  -----------  -------------  ----------  ---------  ---------     --------------
Balance at December 31, 1997   5,084,870  $50,848  $39,689,698  $(37,942,443)  $(294,650)  $   --      $ 11,355      $  1,514,808
                               =========  =======  ===========  =============  ==========  ========   =========      =============

        The accompanying notes are an integral part of these statements

           GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Year ended
                                                          December 31,
                                                   ---------------------------
                                                       1997           1996
                                                   -----------   -------------
Operating activities:
Net loss                                           (25,535,939)   $(6,920,222)
Adjustment to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                      2,037,222      1,427,296
  Provision for bad debt                               171,000        234,000
  Amortization of deferred compensation                309,496        494,667
  Amortization of unearned discount                    771,022         58,004
  Amortization of deferred financing charges           139,835         27,815
  Issuance of stock as compensation                     50,000           --
  Issuance of stock options as compensation            145,000           --
  Forgiveness of common stock receivable               100,000           --
  Loss on disposal of fixed assets                     610,949           --
  Write-off of convertible notes receivable and
   accrued interest                                      --          343,000
  Goodwill impairment                               13,228,154           --
Changes in operating assets and liabilities,
  net of effect of acquisitions:
  Accounts receivable                                 (357,759)    1,780,565
  Inventories                                           28,017        76,745
  Deferred costs                                     1,095,123       108,085
  Prepaid expenses                                      99,337       231,836
  Other assets                                         (49,626)       33,755
  Accounts payable                                  (1,039,532)     (923,342)
  Accrued expenses                                   1,623,021      (450,989)
  Deferred revenues                                 (2,753,694)   (1,080,746)
  Sales and excise taxes payable                     1,978,807       957,847
                                                    -----------  -------------
     Net cash used by operating activities          (7,349,567)   (3,601,684)
                                                    -----------  -------------
Investing activities:
  Purchases of fixed assets                          (859,496)      (347,983)
  Cash acquired in excess of cash payments
   for acquisition                                       --          160,190
                                                    -----------  -------------
     Net cash used in investing activities           (859,496)      (187,793)
                                                    -----------  -------------
Financing activities:
  Proceeds from issuance of common stock           13,325,731      2,611,569
  Proceeds from issuance of promissory notes
   and warrants                                       --           2,850,000
  Proceeds from the exercise of warrants            2,500,000          --
  Proceeds from exercise of options                     8,775          --
  Payments to affiliates                           (1,073,921)      (930,707)
  Increase in notes receivable from Global
    Link prior to merger                               --           (250,655)
  Payments on capital lease obligations               (59,484)       (55,073)
                                                    -----------  -------------
     Net cash provided by financing activities     14,701,101      4,225,134
                                                    -----------  -------------
     Effects of exchange rates on cash                 23,206        (11,851)
                                                    -----------  -------------
     Net increase in cash                           6,515,244        423,806
Cash and cash equivalents, beginning of period      1,352,322        928,516
                                                    -----------  -------------
Cash and cash equivalents, end of period           $7,867,566     $1,352,322
                                                   ============  =============

        The accompanying notes are an integral part of these statements

           GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)

                                                          Year ended
                                                          December 31,
                                                   ---------------------------
                                                       1997           1996
                                                   -----------   -------------

Supplemental disclosures:
  Cash paid for interest                           $  163,185    $   134,999
                                                   ============  =============
  Capital leases                                   $   61,005    $   148,850
                                                   ============  =============
  Deferred compensation relating to options
   and warrants                                    $  501,648    $   400,000
                                                   ============  =============
  Conversion of convertible notes payable
   into common stock                               $  200,250    $     --
                                                   ============  =============
  Issuance of stock as compensation                $   50,000    $     --
                                                   ============  =============
  Issuance of stock options as compensation        $  145,000    $     --
                                                   ============  =============
  Forgiveness of common stock receivable           $  100,000    $     --
                                                   ============  =============
  Issuance of common stock in connection
    with acquisition                               $   --        $11,039,488
                                                   ============  =============
  Issuance of notes payable in payment for
    legal fees                                     $   --        $    50,000
                                                   ============  =============
  Issuance of notes payable and warrants
    in private placement                           $   --        $ 1,617,884
                                                   ============  =============
  Exchange of notes receivable for property
    and equipment                                  $   --        $    64,000
                                                   ============  =============

        The accompanying notes are an integral part of these statements

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996

(1)      Business

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

(2)      Summary of Significant Accounting Policies

         Principles of Consolidation

         The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         Use of Estimates

         Management   of  the  Company  has  made  a  number  of  estimates  and assumptions relating to the reporting of assets and liabilities, revenue and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

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

         The Company's primary costs of its prepaid phone cards include the cost of long distance carrier services and the design and production of the cards. Costs are expensed as incurred, except the cost of design and production of the card and any prepaid long distance carrier costs, which are included in deferred costs and expensed when the related revenue is recognized.

         Cash and Cash Equivalents

         Cash and cash equivalents consist of highly liquid investments with an original maturity date of three months or less.

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

         Inventory

         Inventory consists of phone card production and packaging costs and is stated at the lower of cost or market, with cost determined using the average cost method.

         Goodwill

         Goodwill represents the unamortized excess of the cost over the fair values of the net assets acquired in the Global Link acquisition. Amortization expense was computed using the straight-line method over 15 years. The Company periodically reviews goodwill to assess recoverability and this analysis resulted in an impairment charge of $13,228,154 in the fourth quarter of 1997. (See Note 3) The Company's policy is to evaluate the recoverability of goodwill based on forecasted undiscounted cash flows from operations.

         Property and Equipment

         Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Expenditures for maintenance and repairs are charged to operations as incurred.

         The estimated useful lives used in computing depreciation of property and equipment are as follows:

         Furniture and fixtures                                       5 years
         Machinery and equipment                                      3 years
         Computers, telecommunication switches and office equipment   3 years
         Vehicles                                                     5 years

         Assets held under capital leases and leasehold improvements are amortized over the lives of the respective leases or the useful life of the improvements, whichever is shorter. During the year ended December 31, 1997 the estimated useful lives of certain types of property equipment were changed. The change did not have a material impact on the results of operations.

         Other Assets

         Other assets consist primarily of deposits and deferred financing fees. Amortization expense of these fees to interest expense was computed using the straight-line method over the term of the related debt, which approximates the effective interest method.

         Income Taxes

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liability and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

         Foreign Currency Translation

         Assets and liabilities of the Company's Canadian subsidiary have been translated at rates of exchange at the end of the period. Revenues, costs and expenses have been translated at average exchange rates in effect during each reporting period. Gains and losses resulting from foreign currency transactions are included in income while translation adjustments resulting from translation of financial statements are reported separately as a component of stockholders' equity.

         Stock Split

         In February 1997, the Board of Directors approved a one-for-three stock split, which became effective in March 1997. All per share data and references to the number of shares have been restated to give effect to the reverse stock split.

         Net Loss Per Share

         In February 1997 the Financial Accounting Standards Board (FASB) issued a new standard, Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No. 128) which specifies the computation, presentation and disclosure requirements for earnings per share. This statement replaces the presentation of primary earnings per share with a presentation of basic earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement. Restatement of earnings per share data for previous periods is also required. Basic earnings (loss) per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding and diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during the period. The statement was adopted for the year ended December 31, 1997. Basic and diluted net loss per share for 1997 and the restated basic and diluted net loss per share for 1996 were the same as potential common shares of 4,058,959 and 3,358,209 respectively were not included in the calculation of the net loss per share since their inclusion would be anti-dilutive.

         Stock-Based Compensation

         On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as an expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25.

         Fair Value of Financial Instruments

         The carrying amounts of accounts receivable, accounts payable and notes payable approximate fair value.

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

         Long-Lived Assets

         The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount of which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

         New Accounting Pronouncements

         The FASB issued a new standard, SFAS 129, Disclosure of Information about Capital Structure, which requires certain disclosures about capital structure. The Company must adopt this standard in the first quarter of 1998. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.

         The FASB issued a new standard, SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components in the financial statements. The Company must adopt this standard in the first quarter of 1998. Under the provisions of this standard, the Company will be required to include a financial statement presentation of comprehensive income and its components to conform to these new requirements. Comprehensive income is the total of net income and all other changes in equity. As a consequence of this change, certain reclassifications will be necessary for previously reported amounts to achieve the required presentation of comprehensive income. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.

         The FASB issued SFAS 131, Disclosures About Segments of an Enterprise and Related Information, which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The Company must adopt this standard in the first quarter of 1998.

         Reclassifications

         Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

(3)      Acquisition and Goodwill

         On February 29,1996, pursuant to an Agreement and Plan of Merger dated January 18, 1996, the Company, through a wholly owned subsidiary, acquired all the issued and outstanding shares of common stock of Global Link Telecom Corporation ("Global Link"). The acquisition was accounted for as a purchase. Accordingly, the acquired assets and liabilities were recorded at their estimated fair values at the date of acquisition and the operating results of Global Link have been included in the accompanying consolidated statements of operations from the acquisition date.

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

         In connection with the merger, the Company issued 572,773 shares of common stock in exchange for all of the issued and outstanding common stock of Global Link. In addition, the Company issued 17,602 shares of common stock to Peoples Telephone Company, Inc. ("Peoples"), a creditor of Global Link and an affiliate. The total cost of the acquisition was approximately $11,400,000, including direct transaction costs of approximately $344,000.

         The following unaudited combined pro forma information reflects the results of operations assuming the acquisition of Global Link had been made on January 1, 1996.

                                                   Year Ended
                                                December 31, 1996
                                                -----------------

         Net sales                              $  13,484,000
         Net loss                                  (7,739,000)
         Net loss per share                     $       (4.38)

         Pro  forma  adjustments  include  recording   amortization  expense  on
         goodwill and the elimination of interest expense on debt of Global Link repaid in connection with the acquisition.

         The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase been made at the beginning of the year, or of results, which may occur in the future.

         The acquisition resulted in goodwill of $19,069,000, based on an allocation of purchase price, calculated as follows:

         Fair market value of common stock issued           $ 11,040,000
         Fair value of liabilities assumed                    10,811,000
         Fair value of assets acquired                        (3,126,000)
         Acquisition related costs                               344,000
                                                           ---------------
         Goodwill                                           $ 19,069,000
                                                           ===============

         Following the Global Link acquisition, the Company has experienced significant net losses and negative cash flow from operations and current projections indicate this trend is expected to continue for the foreseeable future. As a result, in the fourth quarter of 1997, the Company reviewed the recoverability of the carrying amount of the goodwill that had arisen in the Global Link acquisition. In accordance with the Company's accounting policy, this review encompassed the preparation and review of projections of undiscounted cash flows (covering the remaining goodwill amortization period as of December 31, 1997, a period of approximately thirteen years). This review resulted in the conclusion that an impairment loss of $13,228,154 should be recognized to reduce goodwill to its estimated fair value at December 31, 1997. The following table summarizes changes in the net book value of goodwill during 1996 and 1997.

         Goodwill recorded in connection with
           Global Link acquisition                   $ 19,069,000
         1996 amortization expense                     (1,060,401)
                                                     -------------
         Balance at December 31, 1996                  18,008,599
         1997 amortization expense                     (1,264,101)
         Impairment charge                            (13,228,154)
                                                     -------------
         Balance at December 31, 1997                $  3,516,344
                                                     =============

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

         The assessment of goodwill recoverability, which is heavily dependent on projected financial information, and the goodwill amortization period are significant accounting estimates as contemplated by the American Institute of Certified Public Accountants' Statement of Position 94-6, Disclosure of Certain Significant Risks and Uncertainties. Further, the Company operates in an industry, which is rapidly evolving and extremely competitive. It is reasonably possible that the Company's accounting estimates with respect to the useful life and ultimate recoverability of goodwill could change in the near term and that the effect of such changes on the financial statements could be material. While management currently believes that the recorded amount of goodwill at December 31, 1997 is recoverable, there can be no assurance that the Company's future results will confirm this assessment or that an additional write-down or write-off of goodwill will not be required in the future.

(4)      Property and Equipment

         Property and equipment consist of the following:

                                                          December 31,
                                                     1997             1996
                                                -----------      -----------
         Furniture and fixtures                 $   214,491      $   404,918
         Machinery and equipment                     56,361          218,044
         Computers and office equipment           1,700,506        1,514,262
         Leasehold improvements                     193,582          419,928
                                                -----------        ---------
                                                  2,164,940        2,557,152
         Less accumulated depreciation
          and amortization                         (679,892)        (608,235)
                                                ------------    -------------
                                                 $1,485,348      $ 1,948,917
                                                 ==========      ===========

(5)      Estimated Sales and Excise Tax Liability

         In November 1997, Congress enacted legislation that specifically addressed the application of Federal excise tax to the sale of prepaid phone cards. Accordingly, the Company began to file Federal excise tax returns. However, the taxation of prepaid phone cards is evolving and is not specifically addressed in certain state jurisdictions in which the Company does business. The Company has not filed any state sales and use tax returns nor has it remitted any such taxes to state taxing authorities. While the Company believes it has adequately provided for any such taxes and related compliance costs, it is possible that certain states may enact legislation or interpret current laws, in a manner which could result in additional tax liabilities, which could be material.

(6)      Amounts Payable to Affiliate

         Simultaneously with the execution of the merger agreement, Global Link executed an agreement with Peoples, a stockholder of the Company, pursuant to which Peoples agreed to accept $1,050,000 ($550,000 of which was paid on the date of the merger with the balance of $500,000 payable on June 28, 1996) and 17,602 shares of GTS common stock in full satisfaction of any and all amounts owed by Global Link to Peoples, except for $954,630 in trade payables (due in four equal quarterly installments commencing in January 1997). In August 1996, the Company and Peoples executed an agreement (the "First Amendment") whereby Peoples agreed to restructure the payment terms of the remaining $500,000 as follows: $100,000 payable upon execution of the agreement and a monthly payment of $33,333 beginning in November 1996 until all amounts including accrued interest at 8% per annum are paid.

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

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

         In March 1997, the Company entered into an agreement with Peoples whereby Peoples agreed not to sell or otherwise dispose of its shares of the Company's common stock until June 30, 1997 ("Termination Date"). The Company agreed that it would pay Peoples the balance of $954,630 in trade payables from the proceeds of the Company's secondary offering within two days after the consummation of such offering. This amount was paid in from the proceeds of the Company's public stock offering in July 1997.

(7)      Debt Obligations

         Note Payable

         In December 1996, the Company completed a private placement (the "December 1996 Private Placement") from which the Company derived gross proceeds of $3,000,000 through the sale of $3,000,000 of promissory notes and warrants to purchase 1,000,000 shares of common stock. Based on a negotiation with the note holders, which occurred in 1998, the notes are payable as follows: $2,600,000 are due on the earlier of January 15, 1999 or the date on which the Company undergoes a change of control; $400,000 are due and payable on the earlier of November 27, 1998 or the date on which the Company undergoes a change in control. If the notes are not paid upon maturity, the outstanding principal will begin to accrue interest at the rate of 12% per annum and the principal and accrued interest will become convertible into common stock, at the option of the holders. In addition, the Company issued $50,000 of notes, which mature in November 1998, and warrants to purchase 16,667 shares of common stock in payment of certain legal fees associated with the December 1996 Private Placement. The estimated fair market value of the warrants, as determined by independent appraisal, of $1,542,044 was recorded as a discount and is being amortized over the term of the notes. During the years ended December 31, 1997 and 1996, $771,022 and $58,004 of the discount was amortized to interest expense.

         In connection with the December 1996 Private Placement, the Company paid a finders fee equal to $150,000 and warrants to purchase 50,000 shares of common stock. The estimated fair market value of these warrants of $75,840, along with the cash payment, totaled $225,840 and was recorded as deferred financing fees which are being amortized over the term of the notes.

         Convertible Notes Payable

         In connection with the Global Link acquisition, the Company assumed $2,800,000 aggregate principal amount of convertible debentures of which $1,400,000 are due and payable on June 23, 1999 and $1,400,000 are due and payable on September 14, 1999. The convertible debentures are secured by a first lien on all assets of the Company. The convertible debentures bear interest at 6% per annum, payable on May 31st and November 30th of each year. At the option of the holders, the convertible debentures are immediately due and payable upon a change in control of Global Link. The principal amount of the convertible debentures is convertible at the option of the holders at any time into shares of common stock at a conversion price of $9.264 per share. The Company may force the conversion of the convertible debentures if certain conditions are met. During the year ended December 31, 1997 $200,250

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES debentures were converted into 21,615 shares of common shares. At December 31, 1997 the Company has reserved 280,613 shares of common stock for issuance upon the conversion of the convertible debentures.

         Certain of the Company's debt agreements contain provisions that prevent the Company from declaring or paying dividends.

(8)      Stockholders' Equity

         Proceeds from Public Stock Offering

         In July 1997, the Company sold in public offering 2,875,000 shares of its common stock, which, net of offering costs of $2,486,769, generated proceeds of $13,325,731.

         Warrants Exercised

         In April 1997 the Company received $2,500,000 upon the exercise of 333,334 of the warrants issued in the December 1996 Private Placement. As consideration for exercising such warrants, the Company issued warrants to purchase an aggregate of 250,000 shares of common stock.

         Private Placement

         In May 1996, the Company sold 200,000 shares of common stock and warrants to purchase 400,000 shares of common stock through a private placement for an aggregate of $3,000,000 (the "May 1996 Private Placement"). Costs of issuance totaled $388,431 consisting principally of placement agent fees and certain professional fees. In connection with this private placement, the Company issued warrants to the placement agent to purchase up to 20,000 shares of common stock and 40,000 warrants.

         Deferred Compensation

         In July 1997, the Company issued five-year warrants to an investment banker to purchase 100,000 shares of common stock in consideration for consulting services. The estimated fair value of these warrants of $350,000 was recorded as deferred compensation and the Company has recorded compensation expense related to this agreement of $145,833 for the year ended December 31, 1997.

         In January 1997, the Company extended its consulting agreements with two of its stockholders, pursuant to which the stockholders will provide consulting services to the Company for a two-year period ending December 1998. In consideration for these services, the Company issued options to purchase 50,000 shares of common stock. The estimated fair market value of these options of $151,648 was recorded as deferred compensation and the Company has recorded compensation expense related to these agreements of $72,324 for the year ended December 31, 1997.

         In  January  1996,  the  Company  issued   five-year   warrants  to  an
         underwriter and/or its designees to purchase an aggregate of 66,667 shares of common stock in consideration for consulting services. The estimated fair market value of these warrants of $400,000 was recorded as deferred compensation and the Company has recorded compensation expense related to this agreement of $33,335 and $366,665 for the years ended December 31, 1997 and 1996, respectively.

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

         In April and October 1995, the Company issued five-year warrants to designees of the underwriter to purchase an aggregate of 33,334 shares of common stock in consideration for providing the Company the right of first refusal to pursue any prospective acquisition target in the phone card industry that the underwriter identifies through February 1998. The estimated fair market value of these warrants of $117,000 was recorded as deferred compensation and the Company has recorded expense related to these agreements of $44,004 and $44,002 for the years ended December 31, 1997 and 1996, respectively.

         In February 1995, the Company entered into consulting agreements with two of its stockholders pursuant to which the stockholders will provide consulting services to the Company for a two-year period. In consideration for these services the company issued options to purchase 66,668 shares of common stock. The estimated fair market value of these options of $168,000 was recorded as deferred compensation and the Company recorded compensation expense related to these agreements of $14,000 and $84,000 for the years ended December 31, 1997 and 1996, respectively.

(9)      Income Taxes

         The Company had no current Federal or state income tax liability for the years ended December 31, 1997 and 1996 due to the net losses recorded for those periods.

         The actual income tax expense differs from the "expected" tax benefit for 1997 and 1996, computed by applying the U.S. Federal corporate tax rate of 34 percent to loss before income taxes, as follows:

                                                        1997          1996
                                                        ----          ----
         Computed "expected" tax benefit            $(8,682,219)  $(2,352,705)
         Non-deductible impairment of goodwill        4,497,572        ---
         Increase in valuation allowance (net
          of effect of acquisition)                   4,167,823     2,421,822
         Other                                           16,824       (69,117)
                                                    -----------   ------------
                                                    $     ---     $     ---
                                                    ===========   ============

         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 is as follows:
                                                       1997         1996
                                                       ----         ----
         Deferred tax assets:
           Benefit of net operating loss
            carryforward                           $ 7,087,592   $ 4,816,655
           Depreciation                                156,908         ---
           Capital loss carryforward                   116,620       116,620
           Allowance for uncollectible
            accounts receivable                        193,800       135,660
           Deferred revenue                            510,643       892,050
           Deferred compensation                       404,310       249,051
           Sales and excise tax liability            1,209,194       572,723
           Less: valuation allowance                (9,607,839)   (6,289,986)
                                                  ------------   -----------
              Net deferred tax asset                    71,228       492,773

         Deferred tax liabilities:
           Deferred costs                              (65,580)     (383,482)
           Depreciation on fixed assets                   ---        (88,492)
           Other                                        (5,648)      (20,799)
                                                  -------------  ------------
               Net deferred income taxes          $       ---    $     ---
                                                  =============  ============

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences or net operating loss carryforwards become deductible. Management considers scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies which can be implemented by the Company in making this assessment. Based upon the Company's historical operating losses and scheduled reversal of deferred tax liabilities, the Company has established a valuation allowance of approximately $9,608,000 at December 31, 1997.

         At December 31, 1997, the Company had net operating loss carryforwards ("NOLs") aggregating approximately $20,846,000 expiring in years 2008 through 2012. Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), utilization of prior NOLs is limited after an ownership change, as defined in such Section 382, to an amount equal to the value of the loss corporation's outstanding stock immediately before the date of the ownership change, multiplied by the federal long-term tax-exempt rate in effect during the month that the ownership change occurred. As a result of the Company's acquisition of Global Link and the secondary stock offering which occurred in 1997, the Company is subject to limitations on the use of its NOLs as provided under Section 382. Accordingly, there can be no assurance that a significant amount of existing NOLs will be available to the Company.

(10)     Stock Option Plan

         The Company has reserved 500,000 shares of common stock under its 1994 incentive and nonqualified stock option plan ("1994 Plan"). The 1994 Plan authorizes the granting of stock options, restricted stock awards, and deferred stock awards and stock appreciation rights to key employees, officers, directors and consultants. All incentive stock options which will be granted by the Company, with the exception of those options granted to persons holding more than ten percent of the voting common stock in the Company on the date of grant, expire ten years after grant and are issued at exercise prices which is not less than the fair market value of the common stock on the date of grant. Incentive options granted to persons holding more than ten percent of the voting common stock of the Company on the date of grant expire five years after grant and are issued at exercise prices which are not less than 110 percent of the fair market value of the stock on the date of grant. Nonqualified stock options granted under the 1994 Plan may be granted at any price determined by the Board of Directors, however, the price may not be less than the fair market value of the common stock on the date of grant. Stock options vest over a period determined by the Board of Directors. The 1994 Plan contains certain change in control provisions, which include those that could cause options to become immediately exercisable.


         A summary of activity under the 1994 Plan is as follows:

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

                                                              Weighted
                                             Number           Average
                                            of Shares       Exercise Price
                                            ---------       --------------
         Outstanding at January 1, 1996       148,011          $15.14
         Granted                               69,014           10.54
         Canceled                             (31,170)          15.33
                                              --------
         Outstanding at December 31, 1996     185,855           13.40
                                              --------
         Granted                              224,170            7.36
         Canceled                             (21,614)           9.05
         Exercised                               (555)           7.88
                                              --------
         Outstanding at December 31, 1997     387,856          $10.16
                                              -------

         At December 31, 1997, 220,018 options were exercisable and options to purchase 111,589 shares were available for future grant.

         Non-plan options:

         During the year ended December 31, 1997, the Company granted non-qualified options to employees and officers of the Company to purchase an aggregate of 305,000 shares of common stock at exercise prices ranging from $6.44 to $6.56. The options vest at various dates and expire five years from date of vesting. None of the options were exercisable at December 31, 1997.

         In September 1997, in conjunction with its consulting agreement with its former chief executive officer, the Company granted non-qualified options to purchase 50,000 shares of common stock. The options are immediately exercisable at $6.44 per share and expire five years form the date of grant.

         In July 1997, in connection with the Company's public stock offering the Company granted to the representative of the underwriters an option to purchase 250,000 shares of common stock at an exercise price of $9.08 per share. The option is exercisable commencing July 1998 for a period of four years.

         In connection with the Global Link acquisition, options and warrants to purchase 145,000 shares of common stock of Global Link were converted into options to purchase an aggregate of 36,645 shares of the Company's common stock at exercise prices ranging from $.40 to $7.92. All of these options were exercisable, and 9,635 of these options were exercised during the year ended December 31, 1997. Such options expire at various dates through 2003.

         In February 1996, the Company granted non-qualified options to purchase an aggregate of 58,334 shares of common stock at an exercise price of $18.375 per share to officers of the Company. During the year ended December 31, 1997, 41,667 of these options were canceled. The options vest in three annual installments commencing in February 1997 and will remain exercisable for a period of five years from the date of vesting.

         In April 1995, the Board of Directors granted to certain consultants' nonqualified stock options to purchase an aggregate of 2,500 shares of common stock at an exercise price of $16.50 per share. Such options were immediately exercisable and expire five years from date of grant.

         In March 1995, the Company granted non-qualified options to purchase 33,334 shares of common stock at an exercise price of $15.00 per share to a former officer of the Company. The options vest 33 1/3%

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES per annum commencing March 20, 1996 and will remain exercisable for a period of five years from the date of vesting.

         In October 1994, the Board of Directors granted to certain officers and/or directors immediately exercisable ten-year options to purchase 25,000 shares of common stock at an exercise price of $9.99 per share.

         Summarized Information for Stock Options at December 31, 1997

                                        Outstanding                Exercisable
                                        -----------                -----------
         Exercisable                           Average      Average                Average
         Price Range              Shares        Life         Price      Shares      Price
         -----------------      ----------     -------      -------     -------    --------
         $6.00 to $10.00          890,515       5.22          7.50      169,346      7.97
         $10.01 to $14.00          16,670       9.30         11.13       16,670     11.13
         $14.01 to $18.00         173,513       5.16         15.14      160,735     15.12
         over $18.01               16,669       5.16         18.38        5,556     18.38
                                   ------                               -------
                                1,097,367                               352,307
                                =========                               =======


         As of December 31, 1997, the Company has reserved an aggregate of 1,097,367 shares of common stock for issuance upon the exercise of options.

         SFAS No. 123

         The Company applies APB Opinion No. 25 in accounting for stock options and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have increased the pro forma amounts indicated below:

                                                     1997             1996
                                                     ----             ----
         Net loss               As reported       $(25,535,939)   $(6,920,222)
                                Pro forma         $(26,968,802)   $(7,297,311)
         Net loss per share     As reported       $      (7.47)   $     (4.14)
                                Pro forma         $      (7.85)   $     (4.37)

         The per share weighted-average fair value of stock options granted during 1997 and 1996 was $4.27 and $6.60 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997 expected dividend yield 0%, risk-free interest rate of 5.88%, expected life of 3 years and volatility of 78%; 1996 expected dividend yield 0%, risk-free interest rate of 6.3%, expected life of 6 years and volatility of 22%.

         Pro forma net loss reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

(11)     Warrants

         The following warrants to purchase common stock are outstanding at December 31, 1997 (excluding underwriters' warrants below) :

         Issue Date        Shares    Exercise Price       Expiration Date
         ----------        -------   --------------       ----------------

         July 1997         100,000       $ 7.00             January 2001
         April 1997        250,000       $12.00             December 1999
         December 1996     733,333       $ 7.50             November 2001
         May 1996          400,000       $12.00             May 2001
         February 1996       7,085       $13.64             February 2000
         January 1996       66,667       $15.38             December 2000
         October 1995       16,667       $15.00             October 2000
         April 1995         16,667       $15.00             April 2000
         December 1994     980,560       $12.00             December 1999
                         ----------
                         2,570,979
                         =========

         The December 1994 warrants are public warrants and are redeemable by the Company at a price of $.30 per public warrant. To qualify for redemption, the closing bid quotation of the Company's stock on all 20 trading days following the third day on which the Company gives notice of redemption, must be at least 187.5% of the effective exercise price. The exercise price of the public warrants is subject to adjustment in certain circumstances.

         Underwriter Warrants

         In connection with the May 1996 Private Placement, the Company issued a warrant to the underwriter to purchase, through May 10, 2001, up to 20,000 shares of common stock and 40,000 public warrants for $300,000.

         In connection with its initial public offering, the Company sold to the underwriter for an aggregate of $150, warrants to purchase up to 50,000 shares of common stock at a purchase price of $24.15 per share and/or 50,000 public warrants at a purchase price of $.483 per warrant. Such warrants are exercisable at $12.00 per warrant through December 14, 1999.

         As of December 31, 1997, the Company has reserved 2,680,979 shares of common stock for issuance upon the exercise of warrants.

(12)     Commitments and Contingencies

         Leases

         The Company's future minimum annual rental commitments net of amounts subleased at December 31, 1997 under operating leases for office space are as follows:

         Year                                  Amount
         ----                                 --------
         1998                                 $426,126
         1999                                 $310,874
         2000                                 $162,038
         2001                                 $ 38,877
         2002 and thereafter                  $ 77,800

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

         The Company has the right to terminate certain of the leases given sufficient advance written notice. Rent expense for the years ended December 31, 1997 and 1996 amounted to approximately $728,741 and $747,704, respectively. In addition, the Company's capital lease obligations fully mature in 1998.

         In addition, the Company leases space from a former officer of the Company. The lease, which is for a five-year period beginning January 1, 1995, provides for escalating rental payments throughout the term of the lease. The total future commitment under the lease is approximately $135,000. The Company also has the option to extend the lease for five years. In addition to the rental, the Company pays for improvements and maintenance relating to the leased property. The rent paid to this former officer for the years ended December 31, 1997 and 1996 amounted to $73,920 and $50,400, respectively.

         Employment Arrangements

         The Company has entered into employment arrangements with officers of the Company which provide for aggregate base salaries of $1,080,000 per annum. The arrangements, which expire on varying dates, also provide for annual bonuses and covenants not-to-compete during the employment term and for two years thereafter.

         Carrier Arrangements

         The Company's arrangements with long distance service providers obligate the Company to generate certain minimum monthly or annual usage through each network and, if not attained, the Company is subject to underutilization charges. No such charges were incurred through December 31, 1997.

         The Company is obligated to provide access to long distance telephone services through its switching platforms for issued cards until those cards expire. The costs related to the potential utilization of the minutes sold have not been accrued in the accompanying consolidated financial statements, but are expensed as incurred.

         As of December 31, 1997, the Company is involved in a dispute with a former provider of telecommunications services regarding certain amounts the carrier claims are past due. The portion of the disputed balance, which has not been provided for by the Company, approximates $245,000. The Company has not recorded this amount as a liability since management believes it was inappropriately invoiced by the carrier. The parties are presently in discussions concerning the dispute.

         Dial Around Compensation

         The Federal Communications Commission (FCC) has adopted certain rules governing "Dial Around Compensation" which became effective in October 1997. Such rules establish an arrangement whereby all pay telephone service providers are to be compensated for interstate and intrastate calls completed from their pay telephones, including calls that utilize toll free access codes, such as those typically made by the users of the Company's prepaid cards. The rules require that each pay telephone owner is entitled to be compensated $0.284 for each dial around call originating from a pay telephones. The Company believes its estimated obligation under the new rules from the date of enactment through December 31, 1997 approximated $300,000. No payments had been made as of December 31, 1997.

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

         License

         In August 1995, the Company obtained a nonexclusive license from a third party relating to various patents related to telecommunications processes. The term of the license is through November 2011, when the last patent expires. The Company is obligated to make minimum payments of $50,000 annually over the term of the Agreement. Royalty expense amounted to approximately $370,189 and $49,203 for the years ended December 31, 1997 and 1996, respectively.

         Consulting Agreement

         In the fourth quarter of 1997, the Company and its then Chief Executive Officer ("CEO") Mr. Wasserson, executed a modification to his employment agreement whereby Mr. Wasserson agreed to act as consultant through December 31, 1998. In consideration for these consulting services, the Company agreed to pay Mr. Wasserson $150,000 in equal monthly installments during the consulting period, established a mechanism to forgive its common stock note receivable of $100,000 from Mr. Wasserson, and issued 50,000 options with an estimated fair market value of $145,000. In conjunction with its restructuring plan, the Company has elected not to use Mr. Wasserson's services and, accordingly, recorded a $395,000 charge related to the unused portion of its consulting agreement.

(13)     Major Customers and Credit Concentrations

         For the year ended December 31, 1997 the Company had one customer that accounted for approximately 14% of net sales and $279,369 of accounts receivables at December 31, 1997. For the year ended December 31, 1996, the Company had three customers that accounted for approximately 13%, 12% and 11% of net sales, respectively.

(14)     Liquidity

         As indicated in the accompanying consolidated financial statements, the Company incurred net losses of $25,535,939 in 1997 and $6,920,222 in 1996. In addition, the Company's available cash on hand as has declined to less than $1,000,000 as of March 31, 1998. Further, management's projections indicate that the Company anticipates that it will continue to generate operating losses and negative cash flow from operations through 1998. As such, the Company believes that it will need to raise additional capital in 1998, in the form of debt or equity financing in order to satisfy its obligations as they come due. The Company is currently attempting to raise such additional capital and negotiate the deferral of certain obligations. (See note 16) However, there can be no assurance the Company will be successful in this regard.

(15)     Restructuring Charge

         In the  fourth  quarter of 1997,  the  Company  recorded  a  $1,500,606 restructuring charge which was primarily related to the closure of three retail phone center locations, the disposal or abandonment of certain fixed assets, and the modification of an employment agreement with its former CEO, as more fully described in note 12. The components of the charge, which is classified separately in the accompanying statement of operations, are as follows:

    GLOBAL TELECOMMUNICATION  SOLUTIONS, INC. AND SUBSIDIARIES

         Store closing costs                         $574,480
         Assets disposal                              531,126
         Compensation relating to consulting
           agreement with former CEO                  395,000
                                                   ----------
                                                   $1,500,606
                                                   ==========

         Costs associated with the closure of the retail phone centers primarily related to lease termination costs and to a lesser extent severance for employees all of whom were terminated as of December 31, 1997. Results of operations for the retail phone centers have not been separately measured by the Company. The assets impairment charge related primarily to the discontinuance of the use of certain equipment which utilized specific technology. The activities incorporated in the restructuring plan had been substantially completed as of December 31, 1997. Approximately $600,000 of the charge remains accrued at December 31, 1997, consisting principally of accrued compensation for the former CEO and costs relating to the retail location lease terminations.

(16)     Subsequent Events

         Stock Option Re-pricing

         In January 1998, the Company reduced the exercise prices of 196,683 outstanding options to purchase common stock at exercise prices ranging from $7.88 to $18.38, to the then fair market value of the common stock of $6.56.

         Acquisitions

         In February 1998, the Company acquired, through a merger, all of the outstanding capital stock of Networks Around the World, Inc. ("NATW") for a purchase price comprised of (i) $2,000,000 in cash, (ii) an aggregate of 505,618 shares of common stock and (iii) $1,000,000 aggregate principal amount of promissory notes ("NATW Notes"), secured by substantially all of the assets of NATW. The NATW Notes accrue interest at the rate of 6% per annum and are payable as follows: (i) one-half of principal and interest accrued thereon on November 1, 1998 and (ii) four equal payments of $125,000, plus interest accrued thereon, on April 1, 1999, July 1, 1999, October 1, 1999 and January 1, 2000. In addition, the Company may be required to pay an additional $2,000,000 in consideration if certain financial objectives are achieved.

         Also in February 1998, the Company acquired, through a merger, all of the outstanding capital stock of Centerpiece Communications, Inc. ("CCI") for a purchase price comprised of (i) $1,500,000 in cash, (ii) 401,284 shares of common stock and (iii) a $1,000,000 aggregate principal amount promissory note ("CCI Note"), secured by substantially all of the assets of CCI. The CCI Note accrues interest at the rate of 8% per annum and is payable as follows: (i) $250,000 plus interest accrued thereon on October 31, 1998, (ii) $250,000 plus interest accrued thereon on January 1, 1999 and (iii) four equal payments of $125,000, plus interest accrued thereon, on April 1, 1999, July 1, 1999, October 1, 1999 and January 1, 2000.

         Subsequent to the completion of the acquisitions, the sellers agreed to defer $1,250,000 originally payable in 1998 under the agreements to January 1999.

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

         Access Telecom

         In February 1998, Access Telecom, Inc., one of the major providers of long distance telephone time to NATW and CCI, ceased providing telecommunications services on cards that were previously paid for by NATW and CCI prior to the respective mergers. In order to meet consumer obligations, the Company has purchased approximately $1,400,000 of telecommunications services from other providers through March 31, 1998. Additional payments may be required as a result of this situation. The Company is pursuing recovery of all losses from Access Telecom.

         Private Placement

         In April 1998, the Company completed a private placement, pursuant to which the Company derived net proceeds of $1,135,000 through the sale of $1,250,000 convertible subordinated promissory notes ("April 1998 Notes")and warrants to purchase 178,571 shares of Common Stock ("April 1998 Warrants"). The April 1998 Notes accrue interest at the rate of 10% per annum and are payable on the earlier of January 15, 1999 or the date of the closing of an equity financing transaction with aggregate gross proceeds of $4,000,000. The holders have the right at any time to convert all or any portion of the April 1998 Notes into the number of shares of common stock determined by dividing the unpaid principal amount of the April 1998 Notes by the lesser of: (i) $7.00 or (ii) the per share purchase price being paid by the purchasers in the subsequent financing transaction.

         Financing Commitment

         In April 1998, the Company entered into an agreement with an investor pursuant to which the investor has agreed to acquire up to $2,000,000 of the Company's common stock or other securities at a discount to the market price of such securities. The Company can require the investor to acquire the securities on thirty days' written notice until December 31, 1998. In consideration thereof, the Company issued the investor warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $7.50 per share. The warrants are exercisable until April 13, 2001.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.


                                    PART III

ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             The information required by this item is incorporated by reference to the information included in the Company's definitive proxy statement in connection with the Annual Meeting of Stockholders.


ITEM 10.     EXECUTIVE COMPENSATION

             The information required by this item is incorporated by reference to the information included in the Company's definitive proxy statement in connection with the Annual Meeting of Stockholders.


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             The information required by this item is incorporated by reference to the information included in the Company's definitive proxy statement in connection with the Annual Meeting of Stockholders.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             The information required by this item is incorporated by reference to the information included in the Company's definitive proxy statement in connection with the Annual Meeting of Stockholders.


                                     PART IV

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

    (a)      Exhibits Filed.

             See Exhibit Index appearing later in this Report.

    (b)      Reports on Form 8-K.

             Current Report on Form 8-K, dated February 6, 1998, filed with the Commission on February 23, 1998, relating to the acquisition of NATW.

             Current Report on Form 8-K, dated February 6, 1998, filed with the Commission on February 23, 1998, relating to the acquisition of CCI.

                                   SIGNATURES

             In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:       April 14, 1998          GLOBAL TELECOMMUNICATION SOLUTIONS, INC.



                                     By:     /s/ Shelly Finkel
                                     -----------------------------------------
                                     Shelly Finkel, Chairman of the
                                      Board of Directors


             In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Shelly Finkel       Chairman of the Board of Directors     April 14, 1998
-----------------
Shelly Finkel



/s/ Robert Bogin        President and Director                 April 14, 1998
-----------------
Robert Bogin



/s/ Alan W. Kaufman     Director                               April 14, 1998
-------------------
Alan W. Kaufman



/s/ Jack N. Tobin       Director                               April 14, 1998
-------------------
Jack N. Tobin



/s/ Donald L. Ptalis    Director                               April 14, 1998
--------------------
Donald L. Ptalis



/s/ Michael Hoppman    Chief Financial Officer (and            April 14, 1998
-------------------    principal accounting officer)
Michael Hoppman

                                  EXHIBIT INDEX



Exhibit
Number              Description
-------             ---------------
3.1                 A Certificate of Incorporation
3.2                 A Amendment to Certificate of Incorporation
3.3                 A By-Laws
3.4                 C Certificate of Merger of Merger Sub into Global Link
3.5                 H Certificate of Merger - NATW into NATW Acquisition Corp.
3.6                 I Certificate of Merger - CCI into CCI Acquisition Corp.
4.1                 A Form of Common Stock Certificate
4.2                 A Form of Redeemable Warrant Certificate
4.3                 A Warrant Agreement between the Company and Whale Securities Co., L.P. ("Whale")
4.4                 A Underwriter's Warrant issued to Whale
4.5                 D Placement Agent Warrant dated May 10, 1996 issued to Whale
4.6                 F Warrant Agreement dated April 15, 1995 between the Company and Craig Shapiro
4.7                 F Warrant Agreement dated October 26, 1995 between the Company and Frog Hollow Partners
4.8                 F Warrant Agreement dated January 22, 1996 between Company and Whale
4.9                 E Form of Subscription Agreement for December 1996 Private Placement
4.10                E Form of Warrant issued in the December 1996 Private Placement
4.11                E Form of Promissory Note issued in the December 1996 Private Placement
10.1                A Sublease for 342 Madison Avenue, New York, New York
10.2                A Sublease for additional space at 342 Madison Avenue, New York, New York
10.3                A Employment Agreement between the Company and Shelly Finkel
10.4                A Employment Agreement between the Company and Maria Bruzzese
10.5                A Stock Option Agreement between the Company and Shelly Finkel
10.6                A Stock Option Agreement between the Company and Paul Silverstein
10.7                A Stock Option Agreement between the Company and James Koplik
10.8                B Stock Option Agreement between the Company and John McCabe
10.9                A 1994 Performance Equity Plan
10.10               A Service Agreement between the Company and MCI Telecommunications Corporation
10.11               A Service Agreement between the Company and Sprint Corporation
10.12               A Service Agreement between Independent Properties Sales Corporation ("IPSC") and Metromedia
                      Communications Corporation ("Metromedia," which was later acquired by WorldCom)


Exhibit
Number              Description
-------             ---------------
10.13               A Consent between IPSC and Metromedia allowing the assignment to the Company of IPSC's right to receive services from Metromedia.
10.14               B Employment Agreement between the Company and John McCabe
10.15               B Consulting Agreement between the Company and Barry Rubenstein
10.16               B Consulting Agreement between the Company and Eli Oxenhorn
10.17               C Merger Agreement by and among the Company, Merger Sub and Global Link
10.18               C Directors Voting Agreement
10.19               C Peoples Agreement, together with the Company's Guaranty of Peoples Second Payment
10.20               C Ancillary Agreement between Global Link and Peoples regarding payment of the Peoples Accounts
                      Receivable, together with Holding Corp's Guaranty of such payment
10.21               C Amended and Restated Securities Purchase Agreement
10.22               C The Company's Guaranty of Debentures
10.23               C Employment Agreement between the Company and Gary Wasserson
10.24               C Employment Agreement between the Company and David Tobin
10.25               C Stock Option Agreement between the Company and Gary Wasserson
10.26               C Stock Option Agreement between the Company and David Tobin
10.27               A Sublease for space at 40 Elmont Road, Elmont, New York
10.28               D Form of Registration Rights Agreement for May 1996 Private Placement
10.29               D Agency Agreement between the Company and Whale for May 1996 Private Placement
10.30               D Placement Agent Warrant Agreement for May 1996 Private Placement
10.31               F Consulting Agreement dated January 22, 1996 between the Company and Whale
10.32               F First Amendment to Peoples Agreement, dated August 14, 1996
10.33               F Second Amendment to Peoples Agreement, dated November 27, 1996
10.34               E Finder's fee agreement between the Company and Whale relating to the December 1996 Private
                      Placement
10.35               G Extension of Consulting Agreement between the Company and Barry Rubenstein
10.36               G Extension of Consulting Agreement between the Company and Eli Oxenhorn
10.37               H Merger Agreement by among The Company, NATW Acquisition Corp., NATW, Randolph Cherkas
                      and Gary Ligouri
10.38               H Employment Agreement between the Company and Randolph Cherkas
10.39               H Employment Agreement between the Company and Gary Ligouri
10.40               I Merger Agreement by and among the Company, CCI Acquisition Corp., CCI and J. Mark
                      Rubenstein
10.41               I Employment Agreement between the Company and J. Mark Rubenstein


Exhibit
Number              Description
-------             ---------------
21                  * Subsidiaries of the Company
23                  * Consent KPMG Peat Marwick LLP
27                  * Financial Data Schedule

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

C Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on March 15, 1996.

D Incorporated by reference to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form SB-2 on Form S-3 (No. 33-85998).

E Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on December 26, 1996.

F Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-19005)

G Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 333-25389)

H Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on February 23, 1998

I Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on February 23, 1998.