Form 10KSB/A
period 1997-12-31
GLOBAL TELECOMMUNICATION SOLUTIONS INC
filed 1998-04-30
CIK 925004

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-KSB/A

(MarkOne)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 1997

                                       OR

[  ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

     For the transition period from ______________ to _____________________

                         Commission file number 1-13478


                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
                 ______________________________________________
                 (Name of small business issuer in Its charter)


            Delaware                                   13-3698386
________________________________           ___________________________________
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


    5697 Rising Sun Avenue, Philadelphia, PA                      19120
    _________________________________________                   __________
    (Address of Principal Executive Offices)                    (Zip Code)

                                 (215) 342-7700
                 _____________________________________________
                (Issuer's Telephone Number, Including Area Code)



The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10- KSB for the year ended December 31, 1997 as set forth in the pages attached hereto:

     Item 9.     Directors and Executive Officers of the Registrant
     Item 10.    Executive Compensation
     Item 11.    Security Ownership of Certain Beneficial Owners and Management
     Item 12.    Certain Relationships and Related Transactions

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The current executive officers, key employees and directors of the Company are as follows:


Name                    Age   Position

Shelly Finkel(1)        53    Chairman of the Board
Robert Bogin            47    President and Director
Randolph Cherkas        36    Chief Operating Officer and Director
David S. Tobin          33    Vice President--Business Affairs, General Counsel
                               and Secretary
Michael Hoppman         36    Chief Financial Officer, Treasurer and Assistant
                               Secretary
Cory Eisner             42    Vice President--Enhanced Services
Mary Berger             38    Vice President--Support Services
J. Mark Rubenstein      43    Vice President--Wholesale Sales and Director
Alan W. Kaufman(1)(2)   59    Director
Donald L. Ptalis(2)     55    Director
Jack N. Tobin(1)        56    Director

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

         Robert Bogin has been the President of the Company since August 1997. From October 1996 to July 1997, Mr. Bogin served as President of RMI, Inc., a real estate investment corporation which he founded. From November 1988 to October 1996, Mr. Bogin initially served as Executive Vice President--Chief Financial Officer, then as President and Chief Executive Officer of Capitol
Multimedia, Inc., an international software company specializing in the creation, production and licensing of entertainment and educational CD-ROM multimedia titles for the consumer market.

         Randolph Cherkas has been the Company's Chief Operating Officer since February 1998 and a director of the Company since April 1998. In February 1994, Mr. Cherkas founded Networks Around the World, Inc. ("NATW") and served as its President until February 1998, when NATW was acquired by the Company (the "NATW Merger"). From July 1993 to February 1994, Mr. Cherkas served as Account Executive for Network Equipment Technologies, a company which designs and sells network solutions to Fortune 500 companies. From July 1984 to July 1993, Mr. Cherkas served as an account executive for IBM.

         David S. Tobin has been the Vice President--Business Affairs of the Company since November 1997, General Counsel and Secretary of the Company since March 1996 and General Counsel of Global Link since February 1995. From April 1992 to February 1995, Mr. Tobin was the Assistant General Counsel of Peoples, where he was responsible for acquisitions and general corporate matters. From 1990 to April 1992, Mr. Tobin was an associate of the law firm of Ruden, McClosky, Smith, Schuster and Russell, P.A. David Tobin is the son of Jack N. Tobin, a director of the Company.

         Michael  Hoppman has been the  Company's  Chief  Financial  Officer and
Treasurer since September 1997. From 1990 to August 1997, Mr. Hoppman was employed by The Score Board, Inc., a manufacturer, wholesaler and marketer of baseball trading cards, prepaid phone cards and sports and entertainment memorabilia, most recently as Vice President and Chief Financial Officer.

         Cory Eisner has been the Company's Vice President--Enhanced Services since October 1994. From 1977 to October 1994, Mr. Eisner was employed by Phone Programs, Inc., a telepromotions agency specializing in interactive phone services, most recently as Executive Vice President of Sales.

         Mary Berger has been the Company's Vice President--Support Services since March 1996 and has held the same position with Global Link Telecom Corporation ("Global Link"), a company acquired by the Company in February 1996 (the "Global Link Merger"), since February 1995. From 1992 to February 1995, Ms. Berger held the same position at PTC Services, a division of Peoples Telephone Company ("Peoples"), where she developed customer support, technical support and management information system services.

         J. Mark Rubenstein has been Vice President--Wholesale Sales of the Company since February 1998 and a director of the Company since April 1998. In September 1995, Mr. Rubenstein founded Centerpiece Communications, Inc. ("CCI") and served as its President until February 1998, when CCI was acquired by the Company (the "CCI Merger"). From June 1994 to December 1995, Mr. Rubenstein was a financial planner and a registered representative of Raymond James & Associates, Inc. From 1992 to June 1994, Mr. Rubenstein served as President of Qualified Insurance Advisors, Inc., a company which he founded.

         Alan W. Kaufman has been a director of the Company since November 1994. Mr. Kaufman has been a director since August 1997 and President and Chief Executive Officer since October 1997 of CrossZ Software Corporation, a developer and marketer of business intelligence software. From April 1986 to December 1996, Mr. Kaufman held various positions, including Vice President of Marketing and Vice President of Sales and Marketing, and most recently Executive Vice President of Sales, at Cheyenne Software, Inc. Mr. Kaufman was the founding President of the New York Software Industry Association.

         Donald L. Ptalis has been a director of the Company since March 1996. Since April 1997, Mr. Ptalis has served as President of PCI, Inc., a computer consulting company which he founded. From January 1995 to April 1997, Mr. Ptalis was the President of Masque Sound & Recording Corp., a sound equipment rental company. From June 1993 to December 1995, Mr. Ptalis managed his personal investments. From 1987 to June 1993, Mr. Ptalis was the President and Chief Executive Officer of Desks Inc., an office furniture supply company.

         Jack N. Tobin has been a director of the Company since March 1996. Since March 1989, Mr. Tobin has been the President of Jack Tobin & Associates, Inc., a marketing, public relations and lobbying firm that he founded. Since November 1982, Mr. Tobin has been a member of the State of Florida House of Representatives. As a member of the House of Representatives, Mr. Tobin has served as the Chairman of the Health and Rehabilitative Services, Science Industry and Technologies and Business and Professional Regulation committees. From November 1989 to November 1996, Mr. Tobin chaired the full committee or subcommittee which regulates telecommunications companies operating within the state. Jack Tobin is the father of David S. Tobin, Vice President--Business Affairs, General Counsel and Secretary of the Company.

Board of Directors

         The Board of Directors of the Company is divided into three classes, each of which serves for a term of three years, with only one class of directors being elected in each year. The term of the first class of directors, currently consisting of Shelly Finkel and Robert Bogin, will expire at the annual meeting of stockholders to be held in 1998; the term of the second class of directors, currently consisting of Alan W. Kaufman and Donald L. Ptalis, will expire at the annual meeting of stockholders to be held in 1999; and the term of the third class of directors, currently consisting of Jack N. Tobin, Randolph Cherkas and
J. Mark Rubenstein, will expire at the annual meeting of stockholders to be held in 2000. In each case, each director will hold office until the next annual meeting of stockholders at which his class of directors is to be elected or until his successor is duly qualified and appointed. Executive officers serve at the discretion of the Board.

         The members of the Company's Board of Directors do not receive any cash compensation for serving as directors. On March 31st of each calendar year, each person who is then a director of the Company is granted immediately exercisable ten-year options to purchase 3,334 shares of Common Stock at the fair market value thereof at the time of grant. See "Executive Compensation--1994 Performance Equity Plan."

         The Company has appointed a Compensation Committee and an Audit Committee of the Board of Directors. The Compensation Committee, consisting of Shelly Finkel, Alan W. Kaufman and Jack N. Tobin, reviews the salaries and other compensation of the Company's executive officers. The role of the Audit Committee, consisting of Alan W. Kaufman and Donald L. Ptalis is to review (i) the scope of Company's annual audit and other services provided by the Company's independent auditors and (ii) the audit results and the auditors' recommendations regarding policies, systems and controls.

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

Compliance with Section 16 of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), requires the Company's directors and officers and persons who beneficially own more than ten percent of the Company's Common Stock to file with the Securities and Exchange Commission ("Commission"), Nasdaq and the Boston Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock in the Company. Officers, directors and greater-than-ten percent shareholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) reports they filed. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representation that no other reports were required, during the fiscal year ended December 31, 1997, such persons complied with all Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information concerning compensation of the Company's Chief Executive Officer and the two other most highly compensated executive officers (collectively, the "Named Executive Officers") for 1995, 1996 and 1997.

                                               SUMMARY COMPENSATION TABLE(1)
                                               -----------------------------   Annual            Long-Term
                                                                               Compensation      Compensation
                                                                               -------------     ----------------
Name and Principal                                                                                  Options
Position During Period                                     Fiscal Year          Salary ($)      (No. of Shares)
----------------------                                     -----------          ----------      ---------------
Gary Wasserson(2).....................................        1997               205,769             50,000
Chief Executive Officer                                                                               3,334(3)
                                                              1996               125,000              3,334(3)
                                                              1995                  --                  --

------------------------------------------------------  -----------------  --------------------- --------------
David S. Tobin........................................        1997               175,923             75,000
Vice President--Business Affairs, General Counsel             1996               116,667             29,303
and Secretary                                                 1995                  --                 --
------------------------------------------------------  -----------------  --------------------- --------------
Cory Eisner...........................................        1997               122,779             25,000
Vice President--Enhanced Services                             1996               155,000              5,000
                                                              1995                93,750              3,334
------------------------------------------------------  -----------------  --------------------- --------------

(1) No other executive officer received aggregate compensation equal to or exceeding $100,000 during 1995, 1996 or 1997. None of Messrs.
         Wasserson, Tobin or Eisner received noncash compensation benefits having a value exceeding 10% of his cash compensation during 1995, 1996 or 1997.

(2)      In  September  1997,  the Company  amended Mr.  Wasserson's  employment agreement, pursuant to which Mr. Wasserson agreed to serve as the Company's Chief Executive Officer only until December 31, 1997 and then to be engaged as a consultant until December 31, 1998. In consideration thereof, the Company agreed to (i) pay Mr. Wasserson $150,000 in equal monthly installments during the consulting period, (ii) forgive $100,000 of debt owed by Mr. Wasserson so long as he does not violate the terms of the agreement and (iii) granted him immediately exercisable options to purchase 50,000 shares of Common Stock until November 2002 at an exercise price of $6.4375 per share.

(3) Represents immediately exercisable options to purchase 3,334 shares of Common Stock granted pursuant to the Company's 1994 Performance Equity Plan, which provides for stock option grants of 3,334 shares to be made to each director of the Company on March 31st of each year. See "--1994 Performance Equity Plan."


         The following table summarizes the number of shares and the terms of stock options granted to the Named Executive Officers in 1997:

             OPTION/SHARE GRANTS DURING YEAR ENDED DECEMBER 31, 1997
             -------------------------------------------------------
                                                Individual Grants

                                                        % of Total
                                                       Options/Shares                Market
                                          Options/      Granted to      Exercise     Price on
Name and Position                          Shares      Employees in       Price      Date of     Expiration
During Period                             Granted       Fiscal Year      ($/Share)   Grant ($)      Date
-------------                            ---------     -------------     --------    ---------      ----
Gary Wasserson......................      3,334(1)         10.1%          11.125       11.125       3/2007
Chief Executive Officer                  50,000                            6.4375       6.4375     11/2002


David S. Tobin......................     75,000            14.2%           6.4375       6.4    1/2  1/1/98
Vice President--Business                                                                       1/2  1/1/99
Affairs, General Counsel
and Secretary

Cory Eisner.........................     25,000             4.7%           6.4375       6.4    1/3  1/1/98
Vice President--Enhanced                                                                       1/3  1/1/99
Services                                                                                       1/3  1/1/00
------------------------------------  ----------------  --------------------  -------------  ---------------

(1) Represents immediately exercisable options to purchase 3,334 shares of Common Stock granted pursuant to the terms of the 1994 Plan, which provides for stock option grants of 3,334 shares to be made to each director of the Company on March 31st of each year. See "--1994 Performance Equity Plan."


         The  following   table   summarizes  the  number  of  exercisable   and
unexercisable options held by the Named Executive Officers at December 31, 1997, and their value at that date if such options were in-the-money.

              AGGREGATE YEAR-END OPTION VALUES AT DECEMBER 31, 1997
------------------------------------------------------------------------------------------------------------------------------
                                               Number of Unexercised Options            Value of Unexercised In-the-Money
Name and Position During Period                     at December 31, 1997               Options at December 31, 1997 ($)(1)
----------------------------------------  ---------------------------------------- -------------------------------------------
                                             Exercisable         Unexercisable        Exercisable           Unexercisable
                                          ------------------  -------------------- ------------------  -----------------------
Gary Wasserson..........................        56,668                 0                 --                     --
Chief Executive Officer

David S. Tobin..........................        18,192              86,111               --                     --
Vice President--Business Affairs,
General Counsel and Secretary

Cory Eisner.............................        14,167              27,501               --                     --
Vice President--Enhanced Services
----------------------------------------  ------------------  -------------------- ------------------  -----------------------

(1) Represents the difference between the aggregate market value at December 31, 1997 of the Common Stock underlying the options (based on a last sale price of $6.25 on that date) and the options' aggregate exercise price.

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

         As of December 31, 1997, options to purchase 387,856 shares of Common Stock were outstanding under the 1994 Plan. At December 31, 1997, options outstanding under the 1994 Plan include options to purchase 116,668 shares currently held by executive officers, at exercise prices ranging from $6.4375 to $17.25 per share. In addition, pursuant to the terms of the 1994 Plan, on March 31, 1995, 1996 and 1997, the Company granted to each director of the Company immediately exercisable ten-year options to purchase 3,334 shares for $17.625, $15.75 and $11.125 per share, respectively. In February 1995, in connection with their respective consulting agreements with the Company, Barry Rubenstein and Eli Oxenhorn, stockholders of the Company, each were granted options under the 1994 Plan to purchase 33,334 shares of Common Stock at an exercise price of $14.25 per share. These options vested in February 1996 and remain exercisable until February 2001. In January 1997, in connection with the extension of their respective consulting agreements, Messrs. Rubenstein and Oxenhorn were each granted options under the 1994 Plan to purchase 25,000 shares of Common Stock at an exercise price of $9.00 per share. These options vested in February 1997 and remain exercisable until February 2002. In November 1997, pursuant to the terms of the Plan, the Company granted options to purchase an aggregate of 132,500 shares of Common Stock to certain of its employees. The exercise prices of all of the foregoing options are equal to the fair market value of the Common Stock on the date of grant.

Other Options and Warrants

         In March 1995, in connection with the employment of a former executive officer of the Company, the Company granted options to purchase 33,334 shares of Common Stock at an exercise price of $15.00 per share. These options originally vested in three equal annual installments commencing in March 1996 and will remain exercisable for a period of five years from the date of vesting. In May 1997, in connection with such officer's resignation as President and a director of the Company, the Company accelerated the vesting of options to purchase 11,111 shares of Common Stock.

         In January 1996, the Company issued five-year warrants to Whale Securities Co., L.P. ("Whale") and two of its designees to purchase an aggregate of 66,667 shares at an exercise price of $15.375 per share in consideration of consulting services provided to the Company.

         In February 1996, in connection with his employment with the Company, Gary J. Wasserson, the Company's former Chief Executive Officer, was granted options to purchase 41,667 shares of Common Stock at an exercise price of $18.375 per share. These options expired in accordance with their terms on December 31, 1997. See "--Consultants."

         Also in February 1996, in connection with his employment with the Company, David S. Tobin, Vice President-- Business Affairs, General Counsel and Secretary, was granted options to purchase 16,667 shares of Common Stock at an exercise price of $18.375 per share. 11,110 shares are currently exercisable and the remaining 5,556 shares will vest in February 1999. In January 1998, the Company reduced the exercise price of these options to $6.563 per share. See "--Option Repricing."

         In connection with the Global Link Merger, options to purchase 145,000 shares of common stock of Global Link were converted into options to purchase 36,645 shares of Common Stock, at exercise prices ranging from $0.396 to $7.92 per share. In January 1998, the Company reduced the exercise price of certain of these options from $7.92 to $6.563 per share. See "--Option Repricing." In addition, warrants issued in connection with the issuance of convertible debentures ("Convertible Debentures") were converted into warrants to purchase 7,085 shares of Common Stock at an exercise price of $13.64 per share.

         In May 1996, the Company consummated a $3,000,000 private offering ("May 1996 Private Placement") in which it sold 30 Units ("Units"), each Unit consisting of 6,667 shares of Common Stock and warrants ("May 1996 Warrants") to purchase 13,334 shares of Common Stock. Whale served as the placement agent in connection with the May 1996 Private Placement and received an option to purchase three Units (an aggregate of 20,000 shares of Common Stock and May 1996 Warrants to purchase 40,000 shares of Common Stock), which Units are identical to the Units sold in the May 1996 Private Placement, at an exercise price of $100,000 per Unit, exercisable until May 10, 2001.

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

         In April 1997, Wheatley Partners, L.P. ("Wheatley") and Wheatley Foreign Partners, L.P. ("Wheatley Foreign") exercised an aggregate of 333,334 December 1996 Warrants at an exercise price of $7.50 per share, resulting in $2,500,000 of gross proceeds to the Company. In consideration for exercising such December 1996 Warrants, the Company issued to Wheatley and Wheatley Foreign publicly-traded warrants to purchase an aggregate of 250,000 shares of Common Stock ("Public Warrants"). See "Certain Relationships and Related Transactions--General."

         In July 1997, in connection with his employment with the Company, Robert Bogin, the Company's President, was granted options to purchase 100,000 shares of Common Stock at an exercise price of $6.563 per share, 50% of which are currently exercisable and 50% of which vest in January 1999. See "--Employment Agreements."

         Also in July 1997, the Company issued warrants to Pennsylvania Merchant Group ("Penn Merchant") to purchase 100,000 shares of Common Stock at an exercise price of $7.00 per share in consideration of Penn Merchant rendering consulting services to the Company. See "--Consultants."

         In November 1997, the Company granted options to purchase an aggregate of 205,000 shares of Common Stock to certain of its employees, including (i) options to purchase 100,000 shares of Common Stock at an exercise price of $6.4375 per share to Shelly Finkel, the Company's Chairman of the Board, 50% of which are currently exercisable and 50% of which become exercisable in January 1999 and (ii) options to purchase 25,000 shares of Common Stock at an exercise price of $6.4375 per share to Michael Hoppman, the Company's Chief Financial Officer, 10,000 of which vest in each of August 1998 and 1999, and 5,000 of which vest in August 2000.

         In January 1998, the Company granted options to JEB Partners to purchase 60,000 shares of Common Stock at an exercise price of $6.125 per share in consideration of JEB Partners rendering consulting services to the Company. Such options are currently exercisable and will remain exercisable until January 2003. See "--Consultants."

         In April 1998, the Company completed a private offering ("April 1998 Private Placement"), from which the Company received net proceeds of approximately $1,100,000 through the sale of $1,250,000 promissory notes ("April 1998 Notes") and warrants to purchase 178,571 shares of Common Stock ("April 1998 Warrants"). The April 1998 Warrants are exercisable at a price equal to the lesser of: (i) $7.00 or (ii) the price per share at which the Company issues Common Stock in a transaction with aggregate gross proceeds of $4,000,000. The April 1998 Warrants are exercisable until April 2001.

         In April 1998, the Company issued to an investor, who agreed to purchase up to $2,000,000 of Common Stock or other securities at a discount to the market price of such securities ("2,000,000 Commitment"), warrants to purchase 100,000 shares of Common Stock at an exercise price of $7.50 per share. The warrants are immediately exercisable and will remain exercisable until April 13, 2001. In connection with introducing this investor to the Company, the Company granted to each of Messrs. Barry Rubenstein, a principal stockholder of the Company, and Eli Oxenhorn options to purchase 50,000 shares of Common Stock at an exercise price of $7.125 per share. The options become exercisable in September 1998 and will remain exercisable until April 1, 2003.

Option Repricing

         In January 1998, the Company reduced the exercise prices of 196,683 outstanding options to purchase Common Stock from exercise prices ranging from $7.88 to $18.38, to $6.563, the fair market value of the Common Stock on the date of such repricing.

Employment Agreements

         The Company has entered into employment agreements with each of Shelly Finkel, its Chairman of the Board, Robert Bogin, its President, David S. Tobin, its Vice President--Business Affairs, General Counsel and Secretary, and Cory Eisner, its Vice President--Enhanced Services. Additionally, in connection with the NATW Merger, the Company entered into employment agreements with Randolph Cherkas, its Chief Operating Officer and Gary Liguori, its Director of Wholesale Sales. See Certain Relationships and Related Transactions--The NATW Merger." In connection with the CCI Merger, the Company entered into an employment agreement with J. Mark Rubenstein, its Vice President--Wholesale Sales. See "Certain Relationships and Related Transactions--The CCI Merger."

         Mr. Finkel's employment agreement provides for a term through December 31, 2000, and requires him to devote at least 50% of his business time to the management and operations of the Company. The agreement provides for a base salary of $150,000 per annum, plus an annual cash bonus at the discretion of the Board of Directors. If Mr. Finkel is terminated without cause, he will continue to receive his salary through the remainder of his term of employment, and will be paid a cash bonus equal to the last cash bonus paid to him. If on or prior to June 30, 1998, (i) the Company is sold or otherwise acquired, or (ii) a party that owns no more than 5% of the voting securities of the Company acquires in one or more transactions beneficial ownership of more than 35% of such securities (a "Change of Control"), Mr. Finkel will receive all salary payments in a single lump sum payment. The agreement prohibits Mr. Finkel from competing with the Company during the term of his employment and for two years thereafter.

         Mr. Bogin's employment agreement provides for a term through December 31, 1999, and for a base salary of $200,000 per annum, plus an annual cash bonus at the discretion of the Board of Directors. If Mr. Bogin is terminated without cause after a Change of Control (i) between January 1, 1998 and December 31, 1998, he will receive his salary due through such period and a cash bonus equal to 50% of his annual salary, or (ii) if he is terminated between January 1, 1999 and December 31, 1999, he will receive his salary due through such period plus a cash bonus equal to 100% of his annual salary. If the Company terminates Mr. Bogin without cause but prior to the date of any Change of Control, he will continue to receive his salary through the remainder of the term of the agreement. The agreement prohibits Mr. Bogin from competing with the Company during the term of his employment and for one year thereafter.

         Mr. Tobin's employment agreement provides for a term through December 31, 2000 and for a base annual salary of $150,000 per annum, plus an additional annual cash bonus at the discretion of the Board of Directors. If Mr. Tobin is terminated without cause, he will continue to receive his salary through the remainder of his term of employment, and will be paid a cash bonus equal to the last cash bonus paid to him. Upon a Change of Control, Mr. Tobin is to receive all salary payments in a single lump sum payment. The agreement prohibits Mr. Tobin from competing with the Company during the term of his employment and for two years thereafter.

         Mr. Eisner's employment agreement provides for a term through December 31, 1999 and for a base salary of $125,000 per annum, plus a cash or stock bonus at the discretion of the Board of Directors. If Mr. Eisner is terminated without cause, he will receive his salary through the later of December 31, 1999 or the one-year anniversary date of the termination (the "Compensation Period"). The agreement prohibits Mr. Eisner from competing with the Company during the Compensation Period.

Consultants

         In February 1995, the Company entered into two-year consulting agreements with each of Barry Rubenstein, a principal stockholder of the Company, and Eli Oxenhorn. In January 1997, such agreements were extended through February 1999. Pursuant to the terms of their respective consulting agreements, Messrs. Rubenstein and Oxenhorn are to render consulting services for a maximum of eight hours per month with a principal focus on potential mergers, acquisitions and other business combinations and business development activities. Each of Messrs. Rubenstein and Oxenhorn have agreed to certain noncompetition provisions and to refer to the Company any opportunity presented to him to acquire or enter into a business relationship with an entity engaged in activities similar to or synergistic with those of the Company, without the receipt of any finder's fee. In February 1995, the Company granted to each of Messrs. Rubenstein and Oxenhorn, in consideration for the specified consulting services, options to purchase 33,334 shares of Common Stock at an exercise price $14.25 per share, which options became exercisable in February 1996 and remain exercisable until February 2001. In January 1997, in connection with the extension of their respective consulting agreements, each of Messrs. Rubenstein and Oxenhorn were granted options to purchase 25,000 shares of Common Stock at an exercise price of $9.00 per share. These options became exercisable in February 1997 and remain exercisable until February 2002. In January 1998, the Company reduced the exercise prices of all of the options granted to Messrs. Rubenstein and Oxenhorn to $6.563 per share. See "--Option Repricing."

         In July 1997, the Company entered into a one-year consulting agreement with Penn Merchant, pursuant to which Penn Merchant agreed to provide financial public relations consulting services to the Company. In consideration for providing such services, the Company agreed to pay Penn Merchant $25,000 per month and to issue warrants to purchase 100,000 shares of Common Stock at an exercise price of $7.00 per share. Such options are currently exercisable and will remain exercisable until January 2001.

         In September 1997, the Company amended the employment agreement of Gary Wasserson, the Company's former Chief Executive Officer, pursuant to which Mr. Wasserson agreed to serve as the Company's Chief Executive Officer only until December 31, 1997 and then to be engaged as a consultant until December 31, 1998. In consideration thereof, the Company agreed to (i) pay Mr. Wasserson $150,000 in equal monthly installments during the consulting period, (ii) forgive $100,000 of debt owed by Mr. Wasserson so long as Mr. Wasserson does not violate the terms of the agreement and (iii) granted him immediately exercisable options to purchase 50,000 shares of Common Stock until November 2002 at an exercise price of $6.4375 per share.

         In January 1998, the Company entered into a one-year consulting agreement with JEB Partners, pursuant to which JEB Partners agreed to provide investor relations consulting services to the Company. In consideration for providing such services, the Company agreed to issue JEB Partners warrants to purchase 60,000 shares of Common Stock at an exercise price of $6.125 per share. Such options are currently exercisable and will remain exercisable until January 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of April 1, 1998, with respect to (i) those persons or groups known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each Named Executive Officer and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the Commission. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.


                                                        Shares
                                                     Beneficially
Name and Address of Beneficial Owner                    Owned(1)     Percent
------------------------------------                  ----------     -------
Shelly Finkel.....................................    369,246(2)      6.0%
      c/o Shelly Finkel Management, Inc.
      60 East 42nd Street, Suite 464
      New York, New York 10165

Robert Bogin......................................     53,334(3)        *
      c/o Global Telecommunication Solutions, Inc.
      5697 Rising Sun Avenue
      Philadelphia, Pennsylvania 19120

Randolph Cherkas..................................    433,387          7.2%
      c/o Global Telecommunication Solutions, Inc.
      5697 Rising Sun Avenue
      Philadelphia, Pennsylvania 19120

Gary J. Wasserson.................................    126,843(4)       2.1%
      534 Righters Mill Road
      Penn Valley, Pennsylvania 19072

Alan W. Kaufman...................................     16,670(5)        *
      1150 Park Avenue #9A
      New York, New York 10177

Jack N. Tobin.....................................     10,001(6)        *
      7759 Highlands Circle
      Margate, Florida 33063

Donald L. Ptalis..................................     15,766(7)        *
      16 Ross Avenue
      Emerson, New Jersey 07630

J. Mark Rubenstein................................    401,284          6.7%
      c/o Global Telecommunication Solutions, Inc.
      5697 Rising Sun Avenue
      Philadelphia, Pennsylvania 19120

Cory Eisner.......................................     23,168(8)        *
      c/o Global Telecommunication Solutions, Inc.
      2 Expressway Plaza
      Roslyn Heights, New York 11577

David S. Tobin....................................     61,248(9)       1.0%
      c/o Global Telecommunication Solutions, Inc.
      5697 Rising Sun Avenue
      Philadelphia, Pennsylvania 19120

                                                      Shares
                                                   Beneficially
Name and Address of Beneficial Owner                  Owned(1)     Percent
------------------------------------                ----------     -------
Barry Rubenstein...............................   1,464,780(10)     21.7%
      68 Wheatley Road
      Brookville, New York 11545

Wheatley Partners LLC..........................     916,667(11)     13.9%
      80 Cuttermill Road
      Great Neck, New York 11021

All executive officers and directors as a group
      (10 persons).............................   1,384,104(12)     22.0%

-----------------------------------

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

(2) Includes (i) 16,667 shares of Common Stock underlying December 1996 Warrants, (ii) 73,334 shares of Common Stock issuable upon exercise of currently exercisable options and (iii) an aggregate of 30,873 shares of Common Stock underlying Public Warrants. Does not include 50,000 shares of Common Stock issuable upon exercise of options which become exercisable in January 1999.

(3) Represents shares of Common Stock underlying currently exercisable options. Does not include 50,000 shares of Common Stock underlying options which become exercisable in July 1998.

(4) Represents 70,175 shares of Common Stock which are owned jointly by Mr. Wasserson and his spouse and 56,668 shares of Common Stock issuable upon exercise of currently exercisable options.

(5) Includes 1,667 shares of Common Stock underlying Public Warrants and 13,334 shares of Common Stock issuable upon exercise of currently exercisable options.

(6) Represents shares of Common Stock issuable upon exercise of currently exercisable options.

(7) Includes 5,398 shares of Common Stock issuable upon conversion of $50,000 principal amount of Convertible Debentures, 127 shares of Common Stock issuable upon exercise of warrants issued in connection with the Convertible Debentures and 10,001 shares of Common Stock issuable upon exercise of currently exercisable options.

(8) Includes 334 shares of Common Stock underlying Public Warrants and 22,502 shares of Common Stock issuable upon exercise of options. Does not include 17,499 shares of Common Stock underlying options, 833 of which vest in October 1998, 8,333 of which vest in January 1999 and 8,333 of which vest in January 2000.

(9) Represents shares of Common Stock underlying currently exercisable options. Does not include 43,055 shares of Common Stock underlying options, 37,500 of which vest in January 1999, and 5,555 of which vest in February 1999.

(10) Includes 10,334 shares of Common Stock owned by The Marilyn and Barry Rubenstein Family Foundation, a tax exempt organization of which Mr. Rubenstein is a trustee, and 26,667 shares of Common Stock owned by Marilyn Rubenstein, Mr. Rubenstein's spouse. Mr. Rubenstein disclaims beneficial ownership over all of such shares. Also includes 151,667 shares of Common Stock (including 13,334 shares of Common Stock underlying Public Warrants and 66,667 shares underlying December 1996 Warrants) owned by Woodland Partners, a New York general partnership of which Mr. Rubenstein is a partner. Also includes 108,334 shares of Common Stock (including 33,334 shares of Common Stock underlying December 1996 Warrants) owned by the Woodland Venture Fund, a New York limited partnership of which Mr. Rubenstein is a general partner. Also includes 33,334 shares of Common Stock underlying December 1996
         Warrants owned by Seneca Ventures, a New York limited partnership of which Mr. Rubenstein is a general partner. Also includes 313,333 and 20,000 shares of Common Stock underlying December 1996 Warrants owned by Wheatley and Wheatley Foreign, respectively. Also includes 235,000 and 15,000 shares of Common Stock underlying Public Warrants owned by Wheatley and Wheatley Foreign, respectively. Mr. Rubenstein is a member and officer of Wheatley Partners LLC, a Delaware limited liability company which is the general partner of Wheatley, and also a general partner of Wheatley Foreign. Mr. Rubenstein disclaims beneficial ownership of the securities owned by Woodland Partners, Woodland Venture Fund, Seneca Ventures, Wheatley and Wheatley Foreign except to the extent of his equity interest therein. Also includes 10,000 shares of Common Stock owned by the Rubenstein Family LP, a New York limited partnership of which Mr. Rubenstein is a general partner. Also includes 68,057 shares of Common Stock owned individually by Barry Rubenstein, 63,333 shares of Common Stock held in his IRA Rollover account, 18,057 shares of Common Stock underlying Public Warrants and 58,334 shares issuable upon exercise of currently exercisable options. Does not include 50,000 shares of Common Stock underlying options which become exercisable in September 1998.

(11) Includes 313,333 and 20,000 shares of Common Stock underlying December 1996 Warrants owned by Wheatley and Wheatley Foreign, respectively.
         Also includes 235,000 and 15,000 shares of Common Stock underlying Public Warrants owned by Wheatley and Wheatley Foreign, respectively. Such entities are controlled by Wheatley Partners LLC, a Delaware limited liability company which is the general partner of Wheatley and a general partner of Wheatley Foreign. The members and officers of Wheatley Partners LLC are Barry Rubenstein, Irwin Lieber, Barry Fingerhut, Seth Lieber, Jonathan Lieber and Matthew Smith.

(12) Includes those shares of Common Stock deemed to be included in the respective beneficial ownership of Messrs. Finkel, Bogin, Kaufman, Jack Tobin, Ptalis, Eisner and David Tobin as described in notes 2, 3, 5, 6, 7, 8 and 9 above. Also includes shares of Common Stock owned by Randolph Cherkas and J. Mark Rubenstein, directors of the Company. Does not include 25,000 shares of Common Stock underlying options granted to Michael Hoppman, the Company's Chief Financial Officer, 10,000 of which vest in each of August 1998 and 1999 and 5,000 of which vest in August 2000.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

General

         In March 1994, Gary J. Wasserson purchased all of his shares of common stock of Global Link with a promissory note in the aggregate principal amount of $100,000 bearing interest at a rate of five percent per annum. Although the promissory note became due and payable on March 31, 1997 (on which date there was $15,000 of accrued and unpaid interest on the note), the Board of Directors extended the payment of such note until March 31, 1998. However, in connection with the amendment to Mr. Wasserson's employment agreement in September 1997, the Company agreed to forgive this debt so long as he does not violate the terms of the amendment. See "Executive Compensation--Consultants."

         In February 1995, the Company entered into consulting agreements with each of Barry Rubenstein and Eli Oxenhorn, which were extended in January 1997. See "Executive Compensation--Consultants."

         The principal executive offices of the Company are leased from JilJac Realty Company, a general partnership owned by Gary J. Wasserson, the Company's former Chief Executive Officer and currently a consultant to the Company.

         In February 1996, the Company and two groups of stockholders entered into a voting agreement, pursuant to which, until February 28, 1999, the Company is obligated to nominate four persons designated by one group of stockholders and three persons appointed by a second group of stockholders for election to the Board of Directors at the various stockholders meetings, so long as each group of stockholders continues to hold an aggregate of 183,334 shares of Common Stock. Further, these two groups of stockholders have agreed to vote for the other group's designees as directors of the Company. See "--The Global Link Merger."

         In May 1996, the Company consummated the May 1996 Private Placement. Among the purchasers in the May 1996 Private Placement were a limited partnership in which Mr. Barry Rubenstein is a general partner (which purchased 6,667 shares of Common Stock and May 1996 Warrants to purchase 13,334 shares of Common Stock) and Mr. Oxenhorn (who purchased 6,667 shares of Common Stock and May 1996 Warrants to purchase 13,334 shares of Common Stock).

         In December 1996, the Company consummated the December 1996 Private Placement. Among the purchasers in the December 1996 Private Placement were Shelly Finkel, Chairman of the Board of the Company (who purchased $50,000 of December 1996 Notes and 16,667 December 1996 Warrants), and limited partnerships in which Mr. Rubenstein is either a general partner or an officer and member of a limited liability company that is a general partner (which purchased $2,400,000 of December 1996 Notes and 800,000 December 1996 Warrants).

         In March 1997, the Company entered into an agreement with Wheatley, pursuant to which Wheatley agreed that if the Company does not consummate a financing resulting in gross proceeds to the Company of at least $2,500,000 by June 1, 1997, then Wheatley and Wheatley Foreign would exercise an aggregate of at least 333,334 of the December 1996 Warrants that they received in the December 1996 Private Placement, which would result in the Company's receipt of gross proceeds of at least $2,500,000. In April 1997, the Company requested that Wheatley and Wheatley Foreign exercise 333,334 December 1996 Warrants prior to June 1, 1997 and, in consideration of such exercise, the Company issued to Wheatley and Wheatley Foreign Public Warrants to purchase an aggregate of 250,000 shares of Common Stock.

         In April 1998, limited partnerships in which Mr. Barry Rubenstein is either a general partner or an officer and member of a limited liability company that is a general partner agreed to allow the Company to defer repayment of an aggregate of $2,400,000 of the December 1996 Notes from November 1998 to January 1999.

         In April 1998, in connection with introducing the Company to the investor making the 2,000,000 Commitment, the Company granted to each of Messrs. Barry Rubenstein and Eli Oxenhorn options to purchase 50,000 shares of Common Stock at an exercise price of $7.125 per share. The options become exercisable in September 1998 and will remain exercisable until April 1, 2003.

         The Company believes that each of the foregoing transactions were on terms no less favorable to the Company than those which could have been obtained from unaffiliated third parties. The terms of the foregoing transactions were determined without arms' length negotiations and could create, or appear to create, potential conflicts of interest which may not necessarily be resolved in the Company's favor. All future transactions and loans between the Company and its officers, directors and principal stockholders or their affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of the then disinterested directors of the Company.

The Global Link Merger

         On January 18, 1996, the Company, Link Acquisition Corp., a wholly owned subsidiary of the Company ("Merger Sub"), and Global Link executed an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which Merger Sub was merged with and into Global Link and Global Link became a wholly owned subsidiary of the Company. The Global Link Merger was consummated on February 29, 1996 (the "Merger Date"). The purchase price paid for Global Link was approximately $11,400,000, and the assumption of liabilities.

         In connection with the Global Link Merger, the Company agreed to issue to the holders of Global Link's common stock (the "Global Link Shares"), upon surrender of such shares, an aggregate of 572,773 shares of the Company's Common Stock. Outstanding options to purchase an aggregate of 145,000 Global Link Shares were automatically converted into the right to purchase an aggregate of 36,645 shares of Common Stock.

         In addition, the holders of $2,800,000 aggregate principal amount of Convertible Debentures executed a securities purchase agreement, pursuant to which such holders consented to the Global Link Merger and waived certain rights. $1,400,000 of the Convertible Debentures are due and payable on June 23, 1999 and $1,400,000 of the Convertible Debentures are due and payable on September 14, 1999. The Convertible Debentures are secured by a first lien on all assets of Global Link. The Convertible Debentures bear interest at 6% per annum, payable on May 31st and November 30th of each year. At the option of the holders, the Convertible Debentures are immediately due and payable upon a change in control of Global Link. The Company has guaranteed the payment of principal and interest owed under the Convertible Debentures. The principal amount of the Convertible Debentures is convertible at the option of the holders at any time into shares of Common Stock (the "Conversion Shares") at a conversion price of $9.264 per share. The Company may force the conversion of the Convertible Debentures if (i) the Company has received aggregate gross proceeds of not less than $5,000,000 from certain private placements or public offerings of its securities at a price equal to or greater than $12.00 per share; (ii) the Conversion Shares are the subject of an effective registration statement under the Securities Act or are eligible for sale under an exemption therefrom; (iii) the Common Stock is traded on a national securities exchange or quoted on Nasdaq; (iv) the price of the Common Stock has been at least $10.50 for 30 days prior to the consummation of the offering referred to in (i); and
(v) the lock-up agreements of the Convertible Debenture holders are terminated. Global Link may prepay the Convertible Debentures, subject to the holders' right of conversion, if the Conversion Shares are registered under the Securities Act or an exemption therefrom is available, the Common Stock is listed on a national securities exchange or quoted on Nasdaq and the lock-up agreements of the holders of the Convertible Debentures are terminated.

         On the Merger Date, the Company entered into an employment agreement with each of Gary J. Wasserson and David S. Tobin, who were the Chief Executive Officer and General Counsel, respectively, of Global Link, and then became the Chief Executive Officer and General Counsel and Secretary of the Company, respectively. See "Executive Compensation--Employment Agreements" and "--Consultants."

         In connection with the Global Link Merger, a group consisting of Shelly Finkel, James Koplik, Paul Silverstein and Joseph Clark (collectively, the "GTS Major Stockholders"), who hold an aggregate of 398,580 shares of Common Stock, and another group consisting of Gary J. Wasserson, Jody Frank, Bernard Frank, Edward Marx, Joel D. Hornstein and members of their respective immediate families (collectively, the "Global Link Major Stockholders"), who hold an aggregate of 194,375 shares of Common Stock, entered into a voting agreement, pursuant to which the Company agreed to nominate and use its best efforts to have elected to its Board of Directors and the Board of Directors of Global Link three designees ("Global Link Designees") selected by the Global Link Major Stockholders and four designees ("GTS Designees") selected by the GTS Major Stockholders. Paul Silverstein and Joseph Clark have given Shelly Finkel the right to select the GTS Designees on their behalf. Each of the GTS Major Stockholders agreed to vote all of his shares of Common Stock for the election of each of the three Global Link Designees and each of the Global Link Major Stockholders agreed to vote all of his shares of Common Stock for the GTS Designees. The term of the voting agreement expires on February 28, 1999.

The NATW Merger

         On February 6, 1998, the Company, Networks Acquisition Corp., a wholly owned subsidiary of the Company, NATW, Randolph Cherkas and Gary Liguori (the "Stockholders") executed a Merger and Reorganization Agreement ("Merger
Agreement"), pursuant to which NATW was merged with and into Networks Acquisition Corp. On February 10, 1998 ("Closing Date"), a Certificate of Merger was filed with the Secretary of State of the State of New Jersey.

         The Company paid a purchase price  comprised of (i) $2,000,000 in cash,
(ii) an aggregate of 505,618 shares of Common Stock and (iii) $1,000,000 of promissory notes ("NATW Notes"), secured by substantially all of the assets of NATW. The NATW Notes accrue interest at the rate of 6% per annum and are payable as follows: (i) one-half of principal and interest accrued thereon on November 1, 1998 and (ii) four equal payments of $125,000, plus interest accrued thereon, on April 1, 1999, July 1, 1999, October 1, 1999 and January 1, 2000. In addition, the Company may be required to pay an additional $2,000,000 in consideration to one of the Stockholders if certain financial objectives are achieved. Subsequent to the NATW Merger, this Stockholder agreed to defer $500,000 payable in 1998 if such objectives are achieved to January 1999. The Stockholders also agreed to defer $500,000 originally payable in 1998 under the NATW Notes to January 1999.

         On the Closing Date, the Company entered into an employment agreement with Mr. Cherkas, the President of NATW, who was appointed Chief Operating Officer of the Company. The employment agreement is for a term through December 31, 2000. Mr. Cherkas is to receive an annual base salary of $180,000, subject to annual increases and bonuses as the Board of Directors may, in its discretion, determine. Additionally, the Company has appointed Mr. Cherkas to serve as a member of the Board of Directors and agreed to nominate him for membership thereafter at each annual meeting of stockholders for so long as he remains an executive officer of the Company.

         On the Closing Date, the Company entered into an employment agreement with Mr. Liguori, the Vice President of NATW, who was appointed the Director of Wholesale Sales of the Company. The employment agreement is for a term through December 31, 2000. Mr. Liguori is to receive an annual base salary of $80,000, subject to annual increases as the Board of Directors in its discretion may determine. Additionally, Mr. Liguori and the Chief Operating Officer will mutually determine a bonus plan for Mr. Liguori within 30 days after the Closing Date.

         Pursuant to the Merger Agreement, the Company granted "piggy-back" registration rights to the Stockholders. Notwithstanding the foregoing, each stockholder receiving any shares of Common Stock executed a "lock-up" agreement
(i) prohibiting his sale of such shares for a period of one year after the Closing Date and (ii) limiting the number of shares he can sell to 25% of the shares of Common Stock acquired in connection with the NATW Merger during any calendar quarter during the one year period thereafter.

The CCI Merger

         On February 6, 1998, the Company, CCI Acquisition Corp., a wholly-owned subsidiary of the Company , CCI and J. Mark Rubenstein executed a Merger and Reorganization Agreement ("Merger Agreement"), pursuant to which CCI was merged with and into CCI Acquisition Corp. On February 6, 1998, a Certificate of Merger was filed with the Secretary of State of the State of New Jersey.

         The Company paid a purchase price  comprised of (i) $1,500,000 in cash,
(ii) 401,284 shares of Common Stock and (iii) a $1,000,000 promissory note ("CCI Note"), secured by substantially all of the assets of CCI. The CCI Note accrues interest at the rate of 8% per annum and is payable as follows: (i) $250,000 plus interest accrued thereon on October 31, 1998, (ii) $250,000 plus interest accrued thereon on January 1, 1999 and (iii) four equal payments of $125,000, plus interest accrued thereon, on April 1, 1999, July 1, 1999, October 1, 1999 and January 1, 2000. Subsequent to the CCI Merger, Mr. Rubenstein agreed to defer $250,000 originally payable in 1998 under the CCI Note to January 1999. Furthermore, Mr. Rubenstein entered into an agreement with Shelly Finkel, Chairman of the Board of the Company, pursuant to which Mr. Rubenstein was granted tag along rights to sell his shares of Common Stock in the event Mr. Finkel sells shares of Common Stock owned by him under certain circumstances.

         On the Closing Date, the Company entered into an employment agreement with Mr. Rubenstein, the President of CCI, who was appointed the Vice President--Wholesale Sales of the Company. The employment agreement is for a term through December 2001. Mr. Rubenstein is to receive an annual base salary of $150,000, subject to annual increases and bonuses as the Board of Directors of the Company may, in its discretion, determine. The Company also agreed to appoint Mr. Rubenstein to serve on the Board of Directors of CCI Acquisition Corp. for so long as Mr. Rubenstein is employed by the Company or any of its affiliates.

         Pursuant to the Merger Agreement, the Company agreed to file a registration statement with the Commission to register the shares of Common Stock issued to Mr. Rubenstein in connection with the CCI Merger on or before November 1, 1998, or to include all such shares in a registration statement which has been filed but not declared effective if allowable under the Securities Act and the rules promulgated thereunder, so that such shares may be sold by Mr. Rubenstein. Additionally, the Company agreed to use its best efforts to cause such registration statement to be declared effective by the Commission no later than January 31, 1999 and once declared effective, to keep it effective until all securities registered thereby are either sold or can be sold under Rule 144(k) under the Securities Act. Notwithstanding the foregoing, Mr. Rubenstein executed a "lock-up" agreement (i) prohibiting his sale of such shares for a period of one year after the Closing Date and (ii) limiting the number of such shares which he may sell in any calendar quarter during the second year thereafter to 25% of the shares of Common Stock; provided, however, in the event Mr. Rubenstein fails to sell the complete 25% during any calendar quarter, he will be entitled to sell, during the next calendar quarter, the lesser of the following percentage of the shares of Common Stock acquired by him in the CCI Merger: (i) the sum of (A) 25% and (B) the difference between 25% and that percentage sold during the immediately preceding calendar quarter; and (ii) 40%.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   April 29, 1998           GLOBAL TELECOMMUNICATION SOLUTIONS, INC.



                                  By:      /s/ Shelly Finkel
                                  -------------------------------------------
                                      Shelly Finkel, Chairman of the Board of
                                        Directors

     In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Shelly Finkel              Chairman of the Board           April 29, 1998
-----------------------------   of Directors
Shelly Finkel



/s/ Robert Bogin               President and Director          April 29, 1998
-----------------------------
Robert Bogin



                               Chief Operating Officer         April 29, 1998
-----------------------------   and Director
Randolph Cherkas



/s/ Alan W. Kaufman            Director                        April 29, 1998
-----------------------------
Alan W. Kaufman



/s/ Jack N. Tobin              Director                        April 29, 1998
-----------------------------
Jack N. Tobin



/s/ Donald L. Ptalis           Director                        April 29, 1998
----------------------------
Donald L. Ptalis



/s/ J. Mark Rubenstein         Director                        April 29, 1998
----------------------------
J. Mark Rubenstein



/s/ Michael Hoppman           Chief Financial Officer         April 29, 1998
----------------------------   (and principal accounting
Michael Hoppman                 officer)