Form 10QSB
period 1998-03-31
GLOBAL TELECOMMUNICATION SOLUTIONS INC
filed 1998-05-15
CIK 925004

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended               March 31, 1998
                                              -------------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from _______________ to _______________________


                         Commission file number 1-13478

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        Delaware                                    13-3698386
-------------------------------              -------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)



            5697 Rising Sun Avenue, Philadelphia, Pennsylvania 19120
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (215) 342-7700
                  ---------------------------------------------
                 (Issuer's telephone number including area code)

          -----------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 14, 1998, the issuer had outstanding 5,991,772 shares of Common Stock, par value $.01 per share.

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

                                                                          Page
                                                                         ------

Part I.  Financial Information
------------------------------

Item I.  Consolidated Financial Statements

         Consolidated Balance Sheets - March 31, 1998 (unaudited) and
         December 31, 1997..................................................3

         Consolidated Statements of Operations  - Three months ended
         March 31, 1998 and 1997 (unaudited)................................4

         Consolidated Statements of Cash Flows  - Three months ended
         March 31, 1998 and 1997 (unaudited)................................5

         Notes to Consolidated Financial Statements.........................6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................11


Part II. Other Information
----------------------------

         Item 2.  Changes in Securities....................................14

         Item 6.  Exhibits and Reports on Form 8-K.........................15

         Signatures........................................................16

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             (Unaudited)
                                                                               March 31,         December 31,
                                                                        -------------------- ------------------
                                                                                1998                  1997
                                                                        ----------------     ------------------

                                     Assets
Current assets:
    Cash and cash equivalents                                              $    669,129            $   7,867,566
    Accounts receivable, net of reserve for doubtful accounts of
        $778,261 and $570,000                                                 4,018,425                2,636,878
    Inventories                                                                 389,845                  174,112
    Deferred costs                                                               36,955                   32,764
    Other assets                                                                103,192                  160,935
    Due from related parties (Note 4)                                           625,000                      --
                                                                        ----------------      ------------------
         Total current assets                                                 5,842,546               10,872,255
                                                                        ----------------      ------------------

Goodwill, net                                                                14,557,198                3,516,344
Property and equipment, net                                                   2,091,601                1,485,348
Other assets, net                                                               313,032                  378,911
                                                                        ----------------      ------------------
         Total assets                                                      $ 22,804,377             $ 16,252,858
                                                                        ================      ==================

                      Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                      $  2,445,134             $   2,199,134
    Accrued expenses                                                         3,009,270                 2,165,986
    Deferred revenues                                                        3,679,867                 1,677,615
    Estimated sales and excise tax liability                                 3,781,283                 3,663,285
    Notes payable, net current                                               2,529,737                   450,000
    Notes payable to related parties, current (Note 4)                       1,000,000                        -
    Capital lease obligation, current                                           34,362                    95,298
                                                                        ----------------      ------------------
          Total current liabilities                                         16,479,653                10,251,318
                                                                        ----------------      ------------------

Notes payable, net                                                                  -                  1,886,982
Notes payable  to related parties (Note 4)                                   1,000,000                        -
Convertible notes payable                                                    2,599,750                 2,599,750
                                                                        ----------------      ------------------
          Total liabilities                                                 20,079,403                14,738,050
                                                                        ----------------      ------------------

Commitments and Contingencies (Notes 6, 9)

Stockholders' Equity
    Preferred stock - $.01 par value, authorized 1,000,000 shares;
        none issued and outstanding                                                 -                       -
    Common stock, $.01 par value, authorized 35,000,000 shares;
         issued and outstanding 5,991,772 and 5,084,870                         59,917                   50,848
    Additional paid in capital                                              44,685,809               39,689,698
    Accumulated deficit                                                    (41,742,696)             (37,942,443)
    Deferred compensation                                                     (305,870)                (294,650)
    Cumulative foreign currency translation adjustment                          27,814                   11,355
                                                                        ----------------     ------------------
            Total stockholders' equity                                       2,724,974                1,514,808
                                                                        ----------------     ------------------
            Total liabilities and stockholders' equity                   $  22,804,377             $ 16,252,858
                                                                        ================     ==================


         The accompanying notes are an integral part of these statements

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                     Three months ended
                                                                                          March 31,
                                                                             ----------------------------------
                                                                                  1998                 1997
                                                                             ---------------    ---------------
Net sales                                                                     $  5,134,396          $ 3,688,153
Cost of sales                                                                    5,194,110            2,855,357
Estimated costs of carrier default (Note 4)                                        550,000                  -
                                                                             ---------------    ---------------

          Gross profit (loss)                                                     (609,714)             832,796
                                                                             ---------------    ---------------

Selling, general and adminsitrative expenses                                     2,480,318            2,360,607
Depreciation and amortization                                                      369,656              428,252
                                                                             ---------------    ---------------

          Operating loss                                                        (3,459,688)          (1,956,063)
                                                                             ---------------    ---------------

Interest income                                                                     54,935                3,901
Interest expense                                                                   395,500              322,753
                                                                             ---------------    ---------------

          Loss before income taxes                                              (3,800,253)          (2,274,915)

Income taxes                                                                            -                    -
                                                                             ---------------    ---------------

Net loss                                                                       $(3,800,253)         $(2,274,915)
                                                                             ===============    ================

Basic and diluted loss per share                                               $     (0.68)         $     (1.23)
                                                                             ===============    ================

Weighted average shares outstanding - basic and diluted                          5,618,935            1,847,786
                                                                             ===============    ===============



         The accompanying notes are an integral part of these statements

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                       Three months ended
                                                                                            March 31,
                                                                              ---------------------------------
                                                                                     1998               1997
                                                                             ---------------    --------------
Operating activities:
Net loss
                                                                                   (3,800,253)      $(2,274,915)
Adjustment to reconcile net loss to net cash used in operating activities:

    Depreciation and amortization                                                     369,656           428,252
    Provision for bad debts                                                           208,261                -
    Amortization of deferred compensation                                             187,380            73,789
    Amortization of unearned discount                                                 192,755           192,755
    Amortization of deferred financing charges                                         27,843             5,001
    Issuance of stock as compensation                                                      -             50,000
    Loss on disposal of fixed assets                                                       -             19,912
Changes in operating assets and liabilities, net of effect of acquisitions:
    Accounts receivable                                                           (1,589,808)           241,544
    Inventories                                                                     (215,733)           (39,238)
    Deferred costs                                                                     (4,191)          (92,213)
    Prepaids and other assets                                                          57,743           (56,588)
    Other assets                                                                       38,036           (26,848)
    Accounts payable                                                                  246,000           450,144
    Accrued expenses                                                                  256,151           190,992
    Deferred revenues                                                               2,002,252          (383,464)
    Sales and excise taxes payable                                                    117,998           301,870
                                                                              ---------------    --------------
            Net cash used in operating activities                                 (1,905,910)         (919,007)
                                                                              ---------------    --------------

Investing activities:
    Purchases of property and equipment                                             (735,182)           (69,901)
    Acquisitions and related costs                                                (4,512,868)                -
                                                                              ---------------    --------------
            Net cash used in investing activities                                 (5,248,050)           (69,901)
                                                                              ---------------    --------------

Financing Activities:
    Proceeds from exercise of options                                                     -               4,374
    Payments to affiliates                                                                -            (119,293)
    Payments on capital lease obligations                                            (60,936)           (12,104)
                                                                              ---------------    ---------------
            Net cash used by financing activities                                    (60,936)          (127,023)
                                                                              ---------------    --------------

            Effects of exchange rates on cash                                         16,459               (773)
                                                                              ---------------    --------------
               Net decrease in cash                                               (7,198,437)        (1,116,704)
Cash and cash equivalents, beginning of period                                     7,867,566          1,352,322
                                                                              ---------------     --------------
Cash and cash equivalents, end of period                                        $    669,129       $    235,618
                                                                              ===============     ==============

Supplemental disclosures:

    Cash paid for interest                                                      $         -       $      9,328
                                                                              ===============    ==============
    Deferred compensation relating to options and warrants                      $    198,600      $    151,648
                                                                              ===============    ==============
    Conversion of convertible notes payable into common stock                   $         -       $    106,500
                                                                              ===============    ==============
    Issuance of common stock in connection with acquisition                       $ 4,806,580     $         -
                                                                              ===============    ==============
    Issuance of notes payable in connection with acquisition                      $ 2,000,000     $         -
                                                                              ===============    ==============

         The accompanying notes are an integral part of these statements

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 1998


(1)      Business and Basis of Presentation

         Business

         Global Telecommunication Solutions, Inc. (the "Company") was incorporated on December 23, 1992 and is engaged in the marketing and distribution of prepaid phone cards. The Company's phone cards provide consumers access to long distance service through its switching facilities and long distance network arrangements.

         The majority of the Company's customers are retail establishments, distributors and businesses which sell phone cards to the ultimate user, or which acquire the Company's phone cards to promote their business or products.

         Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

(2)      Loss Per Share

         Weighted average shares of common stock for the three months ended March 31, 1998 and 1997 does not include common stock equivalents as their effect would be anti-dilutive.

(3)      Reclassifications

         Certain reclassifications have been made to the 1997 consolidated financial statements to conform to the 1998 presentation.

(4)      Acquisitions

         On February 6, 1998 ("Merger Date"), the Company acquired, through a merger, all of the outstanding capital stock of Networks Around the World, Inc. ("NATW") for a purchase price comprised of (i) $2,000,000 in cash, (ii) an aggregate of 505,618 shares of Common Stock and (iii) $1,000,000 aggregate principal amount of promissory notes ("NATW Notes"), secured by substantially all of the assets of NATW. The NATW Notes accrue interest at the rate of 6% per annum and are payable as follows: (I) one-half of principal and interest accrued thereon on November 1, 1998 and (ii) four equal payments of $125,000, plus interest accrued thereon, on April 1, 1999, July 1, 1999, October 1, 1999 and January 1, 2000. In addition, the Company may be required to pay an additional $2,000,000 (the "Earn Out") in consideration if certain sales and financial objectives are achieved. In April 1998, the former shareholders agreed to defer payment of an aggregate of $1,000,000 of NATW Notes and Earn Out from 1998 to January 1999.

         Also on the Merger Date, the Company acquired, through a merger, all of the outstanding capital stock of Centerpiece Communications, Inc. ("CCI") for a purchase price comprised of (i) $1,500,000 in cash, (ii) 401,284 shares of Common Stock and (iii) a $1,000,000 aggregate principal amount promissory note ("CCI Note"), secured by substantially all of the assets of CCI. The CCI Note accrues interest at the rate of 8% per annum and is payable as follows: (i) $250,000 plus interest accrued thereon on October 31, 1998, (ii) $250,000 plus interest accrued thereon on January 1, 1999 and (iii) four equal payments of $125,000, plus interest accrued thereon, on April 1, 1999, July 1, 1999, October 1, 1999 and January 1, 2000. In April 1998, the former shareholder of CCI agreed to defer payment of $250,000 of CCI Notes, plus interest, from October 31, 1998 to January 1999.

         The mergers were accounted for as a purchase. Accordingly, the assets and liabilities were recorded at their estimated fair value at the date of the mergers and the operating results of NATW and CCI were included in the consolidated statement of operations from the Merger Date. The following is a preliminary allocation of the purchase price:

                                          CCI          NATW            TOTAL
                                        -------       -------         -------
Shares of common stock issued           401,284       505,618         906,902

Estimated average price per share
of restricted common stock 20
days prior to the closing date
(using a 15% discount to market
price)                                    $5.30         $5.30           $5.30

Common stock                          2,126,805     2,679,775       4,806,580

Notes payable to related parties,
current                                 500,000       500,000       1,000,000

Notes payable to related parties,
long term                               500,000       500,000       1,000,000

Cash consideration                    1,500,000     2,000,000       3,500,000

Estimated balance sheet
adjustment                               89,446        91,852         181,318

Estimated carrier obligation in
connection with mergers, net            250,000       625,000         875,000

Estimated accrued acquisition
costs                                    50,000        50,000         100,000
                                         ------        ------         -------

Total consideration                   5,016,251     6,446,627      11,462,898

Net book value of assets acquired       114,446       116,852         231,318

Goodwill                             $4,901,805    $6,329,775     $11,231,580
                                      =========     =========      ==========

          Pursuant to the merger agreement with NATW, the Company may be required to pay an additional $2,000,000 in consideration if certain sales and financial objectives are achieved. Accordingly, upon occurrence of such events, the additional consideration will increase goodwill.

          The Company has not allocated any of the excess purchase price to other intangible assets such as the value of non-compete agreements or customer lists as such valuations are not currently available. In the event such other intangible assets are identified in the future, the useful life of such assets may differ from the goodwill amortization period of 15 years currently reflected in the pro forma combined statement of operations and appropriate adjustments to the financial statements will be made.

          Pursuant to the respective merger agreements, the Company and the former shareholders of NATW and CCI agreed to share certain costs related to any underlying carrier's failure to provide telecommunications services to phone cards  purchased  by NATW and CCI prior to the  mergers.  In  February
          1998, Access Telecom, Inc. ("Access"), a primary provider of telecommunications services to each of NATW and CCI, ceased providing telecommunications services to phone cards acquired by NATW and CCI prior to the mergers (the "Access Phone Cards"). The Company estimates that the cost to provide telecommunications services to the Access Phone Cards will aggregate approximately $1,500,000. For purposes of the financial statements contained herein, $625,000 and $850,000 of the estimated costs has been allocated to the former shareholders and the Company, respectively.


         In addition to the $1,500,000 indicated above, the Company paid Access $350,000 for cards purchased subsequent to the Merger Date for which it received no services. Additionally, the Company spent approximately $200,000 to print cards which could only be used on Access's platform and, therefore, are of no use to the Company. Accordingly, the total estimated aggregate carrier default of $550,000 was recorded in cost of goods sold.

         Pursuant to the respective merger agreements, the purchase price was to be adjusted subsequent to the Merger Date by an amount equal to cash of the acquired company plus the net realizable value of accounts receivable of the acquired company minus current liabilities of the acquired company as of the Merger Date (the "Balance Sheet Adjustment"). The final Balance Sheet Adjustment has not been determined and, accordingly, the estimated amounts recorded at March 31, 1998 may be different than the actual amounts owed.

         The following unaudited combined pro forma information reflects the results of operations assuming the CCI and NATW mergers had been consummated on January 1, 1998.

                                                   Three Months Ended
                                                     March 31, 1998
                                                   ------------------

                  Net sales                           $ 7,448,915
                  Net loss                            $(4,331,272)
                  Net loss per share                      $ (0.72)

         Pro  forma  adjustments  include  recording   amortization  expense  on
         goodwill, interest expense on the notes payable to former shareholders, and the elimination of intercompany sales and income taxes.

         The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase been made at the beginning of the year, or of results which may occur in the future.

(5)      New Accounting Pronouncements

          In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting
          Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has adopted this statement effective January 1, 1998. The Company's only component of other comprehensive income is the foreign currency translation adjustment. The total comprehensive loss is $3,783,794 and $2,275,688 for the three months ended March 31, 1998 and 1997, respectively.

(6)      Estimated Sales and Excise Tax Liability

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

         While the Company believes it has adequately provided for any such taxes and related compliance costs, it is possible that certain states may enact legislation or interpret current laws in a manner which could result in additional tax liabilities which could be material.

         Deferred Compensation

         In January 1998, the Company entered into a one-year consulting agreement with JEB Partners, pursuant to which JEB Partners agreed to provide investor relations consulting services to the Company. In consideration for providing such services, the Company agreed to issue JEB Partners warrants to purchase 60,000 shares of Common Stock at an exercise price of $6.125 per share. Such options are currently exercisable and will remain exercisable until January 2003. The estimated fair value of these options of $198,600 was recorded as deferred compensation.

(8)      Stock Option Re-pricing

         In January 1998, the Company reduced the exercise price of 196,683 outstanding options to purchase common stock from exercise prices ranging from $7.88 to $18.38, to the then fair market value of the common stock of $6.56.

(9)      Liquidity

         The Company incurred significant net losses and negative cash flow from operations during 1996, and 1997. Due in part to the NATW and CCI mergers, and a continuation of negative cash flow from operations through March 31, 1998, the Company's cash balance has declined to approximately $500,000 at May 13, 1998. Further, management's current projections indicate that the Company will continue to generate operating losses and negative cash flow from operations through the remainder of 1998, making it necessary for the Company to raise capital during 1998 in order to satisfy its obligations as they become due. To that end, the Company completed a private placement (the "April 1998 Private Placement"), which generated net proceeds of approximately $1,100,000 (see Note 10) and has obtained a $2,000,000 financing commitment ("$2,000,000 Commitment") (see Note 10). In addition, the Company has obtained deferrals of certain promissory notes payable aggregating $3,650,000 from the fourth quarter of 1998 to the first quarter of 1999. The Company believes that the proceeds from the April 1998 Private Placement and the $2,000,000 Commitment, together with the deferrals of certain promissory notes payable, will enable the Company to meet its obligations through the end of 1998. However, the Company has significant loan payments due in the first quarter of 1999, which it will not be able to satisfy unless it obtains additional financing or loan payment deferrals. The Company does not have any other arrangements with respect to, or sources of, additional financing and there can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all. The failure to obtain such financing could have a material adverse effect on the Company.

(10)     Subsequent Events

         In April 1998, the Company completed the April 1998 Private Placement, pursuant to which the Company derived gross proceeds of approximately $1,100,000 through the sale of $1,250,000 convertible subordinated promissory notes ("April 1998 Notes") and warrants to purchase 178,571 shares of Common Stock ("April 1998 Warrants"). The April 1998 Warrants are exercisable at a price equal to the lesser of (i) $7.00 or (ii) the price per share at which the Company issues Common Stock in a transaction with aggregate gross proceeds of $4,000,000 ("Qualified Private Placement"). The April 1998 Warrants are exercisable until April 2001. The April 1998 Notes accrue interest at the rate of 10% per annum and are payable on the earlier of January 15, 1999 or the date of the closing of a Qualified Private Placement. The holders have the right at any time to convert all or any portion of the April 1998 Notes into the number of shares of common stock determined by dividing the unpaid principal amount of the April 1998 Notes by the lesser of: (i) $7.00 or (ii) the per share purchase price being paid by the purchasers in the Qualified Private Placement.

          In April 1998, the Company entered into an agreement with an investor pursuant to which the investor has agreed to acquire up to $2,000,000 of the Company's common stock or other securities at a discount to the market price of such securities. The Company can require the investor to acquire the securities on thirty days' written notice until December 31, 1998. In consideration thereof, the Company issued warrants to the investor to purchase 100,000 shares of Common Stock at an exercise price of $7.50 per share. The warrants are exercisable until April 13, 2001. In connection with introducing this investor to the Company, the Company granted to each of Messrs. Barry Rubenstein, a principal stockholder of the Company, and Eli Oxenhorn options to purchase 50,000 shares of Common Stock at an exercise price of $7.125 per share. The options become exercisable in September 1998 and will remain exercisable until April 2003.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission ("SEC"), in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "management expects" or "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to public release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Results of Operations

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

         Net sales for the first quarter of 1998 were $5,134,396 compared to $3,688,153 for the first quarter of 1997. The primary reason for the increase in net sales was due to the mergers in February 1998 of Networks Around the World, Inc. ("NATW") and Centerpiece Communications, Inc. ("CCI"). Net sales of promotional cards decreased to less than 1% of net sales in the first quarter of 1998 from 18% of net sales in the first quarter of 1997. The change in the sales mix resulted from the Company's aggressive pursuit of retail programs which offer greater discounts and commissions to retailers and/or reduced per-minute charges to consumers.

         The Company's gross margins decreased to negative 12% of net sales for the first quarter of 1998, from 22% of net sales for the comparable period in the prior year. The primary reason for the decrease in the gross margins was due to carrier default costs aggregating $550,000 associated with the default by Access Telecom, Inc. ("Access"), a provider of long distance services that ceased providing such services on cards purchased by the Company. The margins were further reduced due to an increase in the sale of cards with reduced per-minute rates to consumers and a reduction in revenues recognized from promotional phone card programs that historically sell at higher margins.

         Selling, general and administrative expenses remained relatively constant, increasing slightly to $2,480,318 (48% of net sales) for the first quarter of 1998, compared to $2,360,607 (64% of net sales) for the first quarter of 1997. The Company believes that these expenses will continue to decrease in future periods as a percentage of sales.

         Depreciation and amortization expense decreased to $369,656 for the first quarter of 1998 from $428,252 for the first quarter of 1997. The decrease was primarily due to the impairment of goodwill for the year ended December 31, 1997. Additionally, only two months of amortization expense relating to the NATW and CCI mergers was recorded. This decrease was offset by an increase in depreciation expense due to the acquisition of additional telecommunications switching equipment.

         Investment and interest income was $54,395 for the first quarter of 1998, compared to $3,901 for the first quarter of 1997. The increase was primarily due to interest earned on the net proceeds from the Company's public offering consummated in July 1997.

         Interest expense for the first quarter of 1998 increased to 395,500 from $322,753 for the first quarter of 1997, primarily due to an increase in interest expense related to the increase in the accrual for sales and excise taxes.

         For the foregoing reasons, the Company incurred a net loss of $3,800,253 for the first quarter of 1998, compared to a net loss of $2,274,915 for the first quarter of 1997.

Liquidity and Capital Resources

         At March 31, 1998, the Company had cash and cash equivalents of $669,129 and a working capital deficit of $10,637,107, compared to $7,867,566 and $620,937, respectively, at December 31, 1997.

         Net cash used in operating activities for the three months ended March 31, 1998 of $1,905,910 was primarily due to the Company's net loss, offset by non-cash items aggregating $985,895 such as depreciation and amortization, provision for bad debts and financing costs. The cash used related to the loss from operations was partially offset by increases in deferred revenues. Net cash used in investing activities for the three months ended March 31, 1998 consisted of $735,182 of capital expenditures and $4,512,868 related to the NATW and CCI mergers.

         In February 1998, the Company acquired, through a merger, all of the outstanding capital stock of NATW for a purchase price comprised of (i) $2,000,000 in cash, (ii) an aggregate of 505,618 shares of Common Stock and
(iii) $1,000,000 aggregate principal amount of promissory notes ("NATW Notes"), secured by substantially all of the assets of NATW. The NATW Notes accrue interest at the rate of 6% per annum and are payable as follows: (i) one-half of principal and interest accrued thereon on November 1, 1998 and (ii) four equal payments of $125,000, plus interest accrued thereon, on April 1, 1999, July 1, 1999, October 1, 1999 and January 1, 2000. In addition, the Company may be required to pay an additional $2,000,000 (the "Earn Out") to one of the NATW stockholders if certain sales and financial objectives are achieved. In April 1998, the former shareholders of NATW agreed to defer payment of an aggregate of $1,000,000 of NATW Notes and Earn Out from 1998 to January 1999.

         Also in February 1998, the Company acquired, through a merger, all of the outstanding capital stock of CCI for a purchase price comprised of (i) $1,500,000 in cash, (ii) 401,284 shares of Common Stock and (iii) a $1,000,000 aggregate principal amount promissory note ("CCI Note"), secured by substantially all of the assets of CCI. The CCI Note accrues interest at the rate of 8% per annum and is payable as follows: (i) $250,000 plus interest accrued thereon on October 31, 1998, (ii) $250,000 plus interest accrued thereon on January 1, 1999 and (iii) four equal payments of $125,000, plus interest accrued thereon, on April 1, 1999, July 1, 1999, October 1, 1999 and January 1, 2000. In April 1998, the former shareholder of CCI agreed to defer payment of $250,000 of the CCI Note, plus interest, from October 31, 1998 to January 1999.

         In February 1998, Access, a primary provider of long distance services to NATW and CCI prior to and after the respective mergers, ceased providing such services to the prepaid phone cards that it had sold to each of NATW and CCI, despite receiving payment for substantially all of the phone cards. In order to meet consumer obligations, the Company was forced to purchase approximately $1,800,000 of telecommunications services from other carriers through May 13, 1998. Additional payments may be required as a result of this situation. The Company is pursuing recovery of all losses from Access Telecom.

         In April 1998, the Company completed a private placement ("April 1998 Private Placement"), pursuant to which the Company derived gross proceeds of approximately $1,100,000 through the sale of $1,250,000 convertible subordinated promissory notes ("April 1998 Notes") and warrants ("April 1998 Warrants") to purchase 178,571 shares of Common Stock. The April 1998 Warrants are exercisable at a price equal to the lesser of: (i) $7.00 or (ii) the price per share at which the Company issues Common Stock in a transaction with aggregate gross proceeds of $4,000,000 ("Qualified Private Placement"). The April 1998 Warrants are exercisable until April 2001. The April 1998 Notes accrue interest at the rate of 10% per annum and are payable on the earlier of January 15, 1999 and the date of the closing of a Qualified Private Placement. The holders have the right at any time to convert all or any portion of the April 1998 Notes into the number of shares of Common Stock determined by dividing the unpaid principal amount of the April 1998 Notes by the lesser of: (i) $7.00 or (ii) the per share purchase price being paid by the purchasers in the Qualified Private Placement.

         In April 1998, certain holders of the December 1996 Notes agreed to allow the Company to defer repayment of an aggregate of $2,400,000 of the December 1996 Notes from November 1998 to January 1999.

         In April 1998, the Company entered into an agreement with an investor, pursuant to which the investor has agreed to acquire up to $2,000,000 of Common Stock or other securities ("$2,000,000 Commitment") at a discount to the market price of such securities. The Company can require the investor to acquire the securities on thirty days' written notice until December 31, 1998. In consideration thereof, the Company issued the investor warrants to purchase 100,000 shares of Common Stock at an exercise price of $7.50 per share. The warrants are immediately exercisable and will remain exercisable until April 13, 2001. In connection with introducing this investor to the Company, the Company granted to each of Messrs. Barry Rubenstein, a principal stockholder of the Company, and Eli Oxenhorn options to purchase 50,000 shares of Common Stock at an exercise price of $7.125 per share. The options become exercisable in September 1998 and will remain exercisable until April 2003.

         The Company incurred significant net losses and negative cash flow from operations during 1996 and 1997. Due in part to the NATW and CCI mergers, and a continuation of negative cash flow from operations through March 31, 1998, the Company's cash balance has declined to approximately $500,000 at May 13, 1998. Further, management's current projections indicate that the Company will continue to generate operating losses and negative cash flow from operations through the remainder of 1998, making it necessary for the Company to raise capital during 1998 in order to satisfy its obligations as they become due. To that end, the Company completed the April 1998 Private Placement, which generated net proceeds of approximately $1,100,000 and has obtained the $2,000,000 Commitment. In addition, the Company has obtained deferrals of certain promissory notes payable aggregating $3,650,000 from the fourth quarter of 1998 to the first quarter of 1999. The Company believes that the proceeds from the April 1998 Private Placement and the $2,000,000 Commitment, together with the deferrals of certain promissory note payable, will enable the Company to meet its obligations through the end of 1998. However, the Company has significant loan payments due in the first quarter of 1999, which it will not be able to satisfy unless it obtains additional financing or loan payment deferrals. The Company does not have any other arrangements with respect to, or sources of, additional financing and there can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all. The failure to obtain such financing could have a material adverse effect on the Company.

         At March 31, 1998, the Company had net operating loss carryforwards ("NOLs") aggregating approximately $23,000,000 available to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), utilization of prior NOLs is limited after an ownership change, as defined in this section, to an amount equal to the value of the loss corporation's outstanding stock immediately before the date of the ownership change, multiplied by the federal long-term tax-exempt rate in effect during the month that the ownership change occurred. The Company is subject to limitations on the use of its NOLs as provided pursuant to Section 382. Accordingly, there can be no assurance that a significant amount of existing NOLs will be utilized by the Company.

PART II. OTHER INFORMATION

Item 2.  Changes in Securities

(c)      Recent Sales of Unregistered Securities

         During the three months ended March 31, 1998, the Company made the following sales of unregistered securities:




                                                                 Consideration
                                                                 Received and
                                                                Description of
                                                                Underwriting or                         If Option, Warrant
                                                              Other Discounts to                          or Convertible
                                                                 Market Price         Exemption from    Security, Terms of
                          Title of                                Afforded to          Registration        Exercise or
Date of Sale              Security           Number Sold          Purchasers             Claimed            Conversion
---------------         ------------         -----------    ----------------------    --------------   ---------------------
1/21/98                 Options to              7,500       options granted - no           4(2)         2,500 shares
                        purchase                            consideration received                      exercisable on
                        Common Stock                        by Company until                            each of 1/21/98,
                        granted to                          exercise                                    1/21/99 and
                        employee                                                                        1/21/00 for five
                                                                                                        years from date of
                                                                                                        vesting at an
                                                                                                        exercise price of
                                                                                                        $6.125 per share

1/30/98                 Options to             60,000       options granted -              4(2)         exercisable from
                        purchase                            consulting services;                        1/30/98 to 1/30/03
                        60,000 shares                       no other consideration                      at an exercise price
                        of Common                           received by Company                         of $6.125 per share
                        Stock granted                       until exercise
                        to consultant

2/6/98                  Common Stock           505,618      shares issued as part          4(2)         N/A
                                                            of merger
                                                            consideration, which
                                                            also included $2
                                                            million in cash and $1
                                                            million of promissory
                                                            notes

2/6/98                  Common Stock           401,284      shares issued as part          4(2)         N/A
                                                            of merger
                                                            consideration, which
                                                            also included $1.5
                                                            million in cash and $1
                                                            million of promissory
                                                            notes

3/31/98                 options to             16,670       options granted - no           4(2)         exercisable for ten
                        purchase                            consideration received                      years from date of
                        Common Stock                        by Company until                            grant at an
                        granted to                          exercise                                    exercise price of
                        directors                                                                       $7.3125 per share


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         27       Financial Data Schedule (3/31/98)

(b)      Current Reports on Form 8-K

         Current Report on Form 8-K, dated February 6, 1998, filed with the Commission on February 23, 1998, and amendment thereto on Form 8-K/A, filed with the Commission on April 24, 1998, relating to the acquisition of Networks Around the World, Inc.

         Current Report on Form 8-K, dated February 6, 1998, filed with the Commission on February 23, 1998, and amendment thereto on Form 8-K/A, filed with the Commission on April 24, 1998, relating to the acquisition of Centerpiece Communications, Inc.

                                   SIGNATURES


         In accordance with requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.





Dated:   May 14, 1998


                             GLOBAL TELECOMMUNICATION SOLUTIONS, INC.



                             BY:     /s/ Michael Hoppman
                                --------------------------------------
                                    Michael Hoppman, Vice President
                                     and Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit Number       Description                                         Page
---------------      -------------------------                           ----

27                   Financial Data Schedule                              18