Form 10QSB
period 1998-06-30
GLOBAL TELECOMMUNICATION SOLUTIONS INC
filed 1998-08-14
CIK 925004

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended               June 30, 1998
                                                      -------------

(  )     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from  ___________   to _____________


                         Commission file number 1-13478

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
        (Exact name of small business issuer as specified in its charter)


             Delaware                                    13-3698386
  ------------------------------             ---------------------------------
 (State or other jurisdiction of             (IRS Employer Identification No.)
  incorporation or organization)



             5697 Rising Sun Avenue, Philadelphia, Pnnsylvania 19120
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (215) 342-7700
                  ---------------------------------------------
                 (Issuer's telephone number including area code)


              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 12, 1998, the issuer had outstanding 5,991,772 shares of Common Stock, par value $.01 per share.

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES


                                                                          Page


Part I.  Financial Information

Item I.  Consolidated Financial Statements

         Consolidated Balance Sheets - June 30, 1998 (unaudited) and
         December 31, 1997..................................................3

         Consolidated Statements of Operations - Three and six months ended June 30, 1998 and 1997 (unaudited)...........................4

         Consolidated Statements of Cash Flows - Six months
         ended June 30, 1998 and 1997 (unaudited)...........................5

         Notes to Consolidated Financial Statements.........................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................11

Part II. Other Information

         Item 2.  Changes in Securities and Use of Proceeds................16

         Item 4.  Submission of Matters to a Vote of Security Holders......16

         Item 5.  Other Information........................................17

         Item 6.  Exhibits and Reports on Form 8-K.........................17

         Signatures........................................................18

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                 (Unaudited)
                                                                                   June 30           December 31
                                                                               ----------------    ---------------
                                                                                      1998               1997
                                                                               ----------------    ---------------
                                                      Assets
Current assets:
    Cash and cash equivalents                                                   $   1,215,055        $   7,867,566
    Accounts receivable, net of reserve for doubtful accounts of $596,188
        and $570,000                                                                4,569,931            2,636,878
    Inventories                                                                       501,891              174,112
    Deferred costs                                                                         -                32,764
    Other assets                                                                      142,771              160,935
                                                                               ----------------    ---------------
         Total current assets                                                       6,429,648           10,872,255
                                                                               ---------------     ---------------

Goodwill, net                                                                      14,421,708            3,516,344
Property and equipment, net                                                         2,017,760            1,485,348
Other assets, net (Note 4)                                                          1,971,696              378,911
                                                                               ---------------     ---------------
         Total assets                                                           $ 24,840,812          $ 16,252,858
                                                                               ===============     ===============

                                       Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                            $   3,724,564        $   2,199,134
    Accrued expenses                                                                3,869,844            2,165,986
    Deferred revenues                                                               3,939,440            1,677,615
    Estimated sales and excise tax liability                                        4,326,485            3,663,285
    Convertible notes payable, current                                              1,306,000                   -
    Notes payable, net current                                                      3,972,493              450,000
    Notes payable to related parties, current (Note 4)                              1,500,000                   -
    Capital lease obligation, current                                                  19,395               95,298
                                                                               -----------------   ---------------
          Total current liabilities                                                22,658,221           10,251,318
                                                                               ---------------     ---------------

Notes payable, net                                                                         -             1,886,982
Notes payable to related partiies (Note 4)                                            500,000                  -
Convertible notes payable                                                           1,293,750            2,599,750
                                                                               ---------------     ---------------
          Total liabilities                                                        24,451,971           14,738,050
                                                                               ---------------     ---------------
Commitments and Contingencies (Notes 4, 6 and 9)

Stockholders' Equity
    Preferred stock - $.01 par value, authorized 1,000,000 shares;
        none issued and outstanding                                                         -                   -
    Common stock, $.01 par value, authorized 35,000,000 shares;
         issued and outstanding 5,991,772 and 5,084,870                                59,917               50,848
    Additional paid in capital                                                     46,136,736           39,689,698
    Accumulated deficit                                                           (45,660,937)         (37,942,443)
    Deferred compensation                                                            (171,180)            (294,650)
    Cumulative other comprehensive income                                              24,305               11,355
                                                                               ----------------    ----------------
            Total stockholders' equity                                                388,841            1,514,808
                                                                               ----------------    ----------------
            Total liabilities and stockholders' equity                          $  24,840,812       $   16,252,858
                                                                               ================    ================

         The accompanying notes are an integral part of these statements

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Three months ended                    Six months ended
                                                                      June 30,                               June 30,
                                                          ------------------------------------   -----------------------------------
                                                                1998                1997                1998              1997
                                                          -----------------  -----------------   -----------------  ----------------
Net sales                                                  $   8,030,272         $   4,916,659         $13,164,668     $ 8,604,812
Cost of sales                                                  7,544,232             4,100,879          12,738,342       6,956,236
Estimated costs of carrier default (Note 4)                           -                    -               550,000              -
                                                          -----------------  -----------------   -----------------  --------------
          Gross profit (loss)                                    486,040               815,780            (123,674)      1,648,576
                                                          -----------------  -----------------   -----------------  --------------

Selling, general and adminsitrative expenses                   2,911,697             1,923,121           5,392,015       4,283,728
Depreciation and amortization                                    580,673               435,436             950,329         863,688
                                                          -----------------  -----------------   -----------------  --------------

          Operating loss                                      (3,006,330)           (1,542,777)         (6,466,018)     (3,498,840)
                                                          -----------------  -----------------   -----------------  --------------

Interest income                                                    5,536                10,618              60,471          14,519
Interest expense                                                 917,447               339,742           1,312,947         662,495
                                                          -----------------  -----------------   -----------------  --------------

          Loss before income taxes                            (3,918,241)          (1,871,901)          (7,718,494)     (4,146,816)

Income taxes                                                          -                     -                    -              -
                                                          -----------------  -----------------   -----------------  --------------
Net loss                                                   $  (3,918,241)       $  (1,871,901)       $  (7,718,494)    $(4,146,816)
                                                          =================  =================   =================  ==============

Basic and diluted loss per share                           $       (0.65)       $       (0.90)       $      (1.33)    $     (2.10)
                                                          =================  =================   =================  ==============

Weighted average shares outstanding - basic and                5,991,772            2,090,036           5,806,383       1,974,053
diluted                                                   =================  =================   =================  ==============


         The accompanying notes are an integral part of these statements

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                      Six months ended
                                                                                                           June 30,
                                                                                          ---------------------------------------
                                                                                                    1998                1997
                                                                                          ------------------    -----------------
Operating activities:
Net loss                                                                                         (7,718,494)       $  (4,146,816)
Adjustment to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                                    950,329              863,688
    Provision for bad debts                                                                          208,261                    -
    Amortization of deferred compensation                                                            322,070              103,747
    Amortization of unearned discount                                                                385,511              385,511
    Amortization of deferred financing charges                                                       578,264               47,311
    Issuance of stock as compensation                                                                      -               50,000
    Loss on disposal of fixed assets                                                                       -               19,912
Changes in operating assets and liabilities, net of effect of acquisitions:
    Accounts receivable                                                                           (2,141,314)            (253,428)
    Inventories                                                                                     (327,779)            (174,327)
    Deferred costs                                                                                    32,764              170,834
    Other assets                                                                                     150,542             (586,491)
    Accounts payable                                                                               1,525,430            1,006,762
    Accrued expenses                                                                               1,537,381              908,469
    Deferred revenues                                                                              2,261,825           (1,000,508)
    Sales and excise taxes payable                                                                   663,200              397,691
                                                                                          ------------------    -----------------
            Net cash used by operating activities                                                 (1,572,010)          (2,207,645)
                                                                                          ------------------    -----------------

Investing activities:
    Purchases of property and equipment                                                             (982,314)            (532,974)
    Acquisitions and related costs                                                                (5,170,234)                  -
                                                                                          ------------------    -----------------
            Net cash used in investing activities                                                 (6,152,548)            (532,974)
                                                                                          ------------------    -----------------

Financing Activities:
    Proceeds from bridge loan                                                                      1,250,000                    -
    Proceeds from exercise of options                                                                      -                4,374
    Payments to affiliates                                                                                 -             (119,293)
    Payments on capital lease obligations                                                            (75,903)             (24,751)
    Proceeds from the exercise of warrants                                                                              2,500,000
    Increase in deferred finance fees                                                               (115,000)             (40,501)
                                                                                          ------------------    -----------------
            Net cash provided by financing activities                                              1,059,097            2,319,829

            Effects of exchange rates on cash                                                         12,950               (4,463)
                                                                                          ------------------    -----------------
               Net decrease in cash                                                               (6,652,511)            (425,253)
Cash and cash equivalents, beginning of period                                                     7,867,566            1,352,322
                                                                                          ------------------    -----------------
Cash and cash equivalents, end of period                                                       $   1,215,055        $     927,069
                                                                                          ==================    =================

Supplemental disclosures:
    Cash paid for interest                                                                 $          79,049       $       99,931
                                                                                          ==================    =================
    Deferred finance fess relating to options and warrants                                     $   1,450,927     $              -
                                                                                          ==================    =================
    Deferred compensation relating to options and warrants                                     $     198,600        $     151,648
                                                                                          ==================    =================
    Conversion of convertible notes payable into common stock                               $              -        $     175,250
                                                                                          ==================    =================
    Issuance of common stock in connection with acquisition                                    $   4,806,580     $              -
                                                                                          ==================    =================
    Issuance of notes payable in connection with acquisition                                   $   2,000,000     $              -
                                                                                          ==================    =================


         The accompanying notes are an integral part of these statements

GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 1998


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

         Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

(2)      Loss Per Share

         Weighted average shares of common stock for the three and six months ended June 30, 1998 and 1997 does not include common stock equivalents as their effect would be anti-dilutive.

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

          Each of the mergers was accounted for as a purchase. Accordingly, the assets and liabilities were recorded at their estimated fair value at the date of the mergers and the operating results of NATW and CCI were included in the consolidated statement of operations from February 1,1998. The following is a preliminary allocation of the purchase price:



                                         CCI           NATW           TOTAL
                                        -------       -------        -------
Shares of common stock issued           401,284       505,618        906,902

Estimated average price per share
of restricted common stock 20 days
prior to the closing date (using a
15% discount to market price)             $5.30         $5.30          $5.30

Common stock                          2,126,805     2,679,775      4,806,580

Notes payable to related parties,
current                                 750,000       750,000      1,500,000

Notes payable to related parties,
long term                               250,000       250,000        500,000

Cash consideration                    1,500,000     2,000,000      3,500,000

Balance sheet adjustment                 45,949        91,852        137,801

Estimated carrier obligation in
connection with mergers, net            287,500       700,000        987,500

Estimated accrued acquisition
costs                                    50,000        50,000        100,000
                                         ------        ------        -------
Total consideration                   5,010,254     6,521,627     11,531,881

Fair value of identifiable assets
acquired                                 70,949       116,852        187,801

Goodwill                             $4,939,305    $6,404,775    $11,344,080
                                      =========     =========     ==========


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

          Pursuant to the respective merger agreements, the Company and the former shareholders of NATW and CCI agreed to share certain costs related to an underlying carrier's failure to provide telecommunications services to phone cards purchased by NATW and CCI prior to the mergers. In February 1998, Access Telecom, Inc. ("Access"), a primary provider of telecommunications services to each of NATW and CCI, ceased providing telecommunications services to phone cards acquired by NATW and CCI prior to the mergers (the "Access Phone Cards"). The Company estimates that the cost to provide telecommunications services to the Access Phone Cards will aggregate approximately $1,725,000. For purposes of the financial statements contained herein, $737,500 and $987,500 of the estimated costs has been allocated to the former shareholders and the Company, respectively. The amount due from the former shareholders of $737,500 has been recorded to other assets and will be offset against amounts owed to the former shareholders of NATW and CCI, respectively. The amount due from the former shareholders is estimated, is subject to final resolution among the parties and, therefore, may be subject to change.

          In addition to the $1,725,000 indicated above, the Company paid Access $350,000 for cards purchased subsequent to the Merger Date for which it received no services. Additionally, the Company spent approximately $200,000 to print cards which could only be used on Access's platform and, therefore, are of no use to the Company. Accordingly, the total estimated aggregate carrier default of $550,000 was recorded in cost of goods sold during the six months ended June 30, 1998.

          Pursuant to the respective merger agreements, the purchase price was adjusted subsequent to the Merger Date by an amount equal to cash of the acquired company plus the net realizable value of accounts receivable of the acquired company minus current liabilities of the acquired company as of the Merger Date (the "Balance Sheet Adjustment").

          The following unaudited combined pro forma information reflects the results of operations assuming the CCI and NATW mergers had been consummated on January 1, 1998.

                                          Six Months Ended
                                            June 30, 1998
                                          ----------------
                  Net sales               $ 15,479,187
                  Net loss                $ (8,249,513)
                  Net loss per share      $ (     1.38)

          Pro forma adjustments include recording amortization expense on goodwill, interest expense on the notes payable to former shareholders, and the elimination of inter-company sales and income taxes.

          The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase been made at the beginning of the year, or of results which may occur in the future.

(5)       New Accounting Pronouncements

          In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting
          Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has adopted this statement effective January 1, 1998. The Company's only component of other comprehensive income is the foreign currency translation adjustment. The total comprehensive loss is $3,921,750 and $1,875,591 and $7,705,444 and
          $4,151,297 for the three and six months ended June 30, 1998 and 1997, respectively.

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

(7)       Deferred Compensation

          In January 1998, the Company entered into a one-year consulting agreement with JEB Partners, pursuant to which JEB Partners agreed to provide investor relations consulting services to the Company. In consideration for providing such services, the Company agreed to issue JEB Partners warrants to purchase 60,000 shares of Common Stock at an exercise price of $6.125 per share. Such options are currently exercisable and will remain exercisable until January 2003. The estimated fair value of these options of $198,600 was recorded as deferred compensation and is being amortized to general and administrative expenses over the term of the consulting agreement.

(8)       Stock Option Re-pricing

          In January 1998, the Company reduced the exercise price of 196,683 outstanding options to purchase common stock from exercise prices ranging from $7.88 to $18.38, to the then fair market value of the common stock of $6.56.

(9)       Liquidity

          The Company incurred significant net losses and negative cash flow from operations during 1997 and 1996. Due in part to the acquisitions of NATW and CCI and a continuation of negative cash flow from operations through June 30, 1998, the Company's cash balance has declined to approximately $630,000 at August 13, 1998. Further, management's current projections indicate that the Company will continue to generate operating losses and negative cash flow from operations through the remainder of 1998, making it necessary for the Company to raise capital during 1998 in order to satisfy its obligations as they become due. To that end, the Company completed a private placement (the "April 1998 Private Placement"), which generated net proceeds of approximately $1,100,000 (see Note 10) and has obtained a $2,000,000 financing commitment ("$2,000,000 Commitment") (see Note 11). In addition, the Company has obtained deferrals of certain promissory notes payable aggregating $3,650,000 from the fourth quarter of 1998 to the first quarter of 1999. The Company believes that the proceeds from the April 1998 Private Placement and the $2,000,000 Commitment, together with the deferrals of certain promissory notes payable, will enable the Company to meet its obligations through the end of 1998. However, the Company has significant loan payments due in the first quarter of 1999, which it will not be able to satisfy unless it obtains additional financing or loan payment deferrals. The Company does not have any other arrangements with respect to, or sources of, additional financing and there can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all. The failure to obtain such financing could have a material adverse effect on the Company.

(10)      Private Placement

          In April 1998, the Company completed the April 1998 Private Placement, pursuant to which the Company derived net proceeds of approximately $1,100,000 through the sale of $1,250,000 of convertible subordinated promissory notes ("April 1998 Notes") and warrants to purchase 178,571 shares of Common Stock ("April 1998 Warrants"). The April 1998 Warrants are exercisable at a price equal to the lesser of (i) $7.00 or (ii) the price per share at which the Company issues Common Stock in a transaction with aggregate gross proceeds of $4,000,000 ("Qualified Private Placement"). The April 1998 Warrants are exercisable until April 2001. The estimated fair market value of these warrants of $658,927, along with expenses associated with the April 1998 Private Placement of $115,000, were recorded as deferred financing costs and are being amortized to interest expense over the term of the April 1998 Warrants. The April 1998 Notes accrue interest at the rate of 10% per annum and are payable on the earlier of January 15, 1999 or the date of the closing of a Qualified Private Placement. The holders have the right at any time to convert all or any portion of the April 1998 Notes into the number of shares of common stock determined by dividing the unpaid principal amount of the April 1998 Notes by the lesser of: (i) $7.00 or (ii) the per share purchase price being paid by the purchasers in a Qualified Private Placement.

(11)      Financing Commitment

          In April 1998, the Company entered into an agreement with an investor pursuant to which the investor has agreed to acquire up to $2,000,000 of the Company's common stock or other securities at a discount to the market price of such securities. The Company can require the investor to acquire the securities on thirty days' written notice until December 31, 1998. In consideration thereof, the Company issued warrants to the investor to purchase 100,000 shares of Common Stock at an exercise price of $7.50 per share. The warrants are exercisable until April 13, 2001. In connection with introducing this investor to the Company, the Company granted to each of Messrs. Barry Rubenstein, a principal stockholder of the Company, and Eli Oxenhorn options to purchase 50,000 shares of Common Stock at an exercise price of $7.125 per share. The options become exercisable in September 1998 and will remain exercisable until April 2003. The fair market value of these warrants of $792,000 was recorded as deferred financing fees and is being amortized to interest expense over the term of the commitment.

(12)      Universal Service Fund

          On May 8, 1997, the Federal Communications Commission ("FCC") issued an order to implement the provisions of the Telecommunications Act of 1996 relating to the preservation and advancement of universal telephone service (the "Universal Service Order"). The Universal Service Order requires all telecommunications carriers providing interstate telecommunications services to contribute to universal service by contributing to a fund (the "Universal Service Fund"). Universal Service Fund contributions will be assessed based upon intrastate, interstate and international "end-user" gross telecommunications revenue effective January 1, 1998. Although the FCC has not finally determined the contribution assessment rate, the Company estimates the assessment could be as much as 4% of such revenue for the calendar year 1998, and could increase or decrease in subsequent years. While the Company believes that it has adequately provided for its contribution to the Universal Service Fund, it is possible that the FCC may enact regulation concerning the Universal Service Fund in a manner which could result in material liabilities in excess of amounts accrued.

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

Results of Operations

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

         Net sales for the second quarter of 1998 were $8,030,272 compared to $4,916,659 for the second quarter of 1997. The primary reason for the increase in net sales was due to the acquisitions of Networks Around the World, Inc. ("NATW") and Centerpiece Communications, Inc. ("CCI") in February 1998 and the addition of new accounts such as Money Gram Payment Systems, Inc. and DB Companies, Inc. Net sales of promotional cards decreased to less than 1% of net sales in the second quarter of 1998 from 19% of net sales in the second quarter of 1997. The change in the sales mix resulted from the Company's aggressive pursuit of retail programs that offer greater discounts and commissions to retailers and/or reduced per-minute charges to consumers.

         The Company's gross margins decreased to 6% of net sales for the second quarter of 1998, from 17% of net sales for the comparable period in the prior year. The primary reason for the decrease in the gross margins was due to an increase in the sale of cards with reduced per-minute rates to consumers and a reduction in revenues recognized from promotional phone card programs that historically sell at higher margins. The gross margins were further decreased due to certain regulatory fees and surcharges imposed on the Company in 1998 which, due to the nature of the Company's business, cannot be fully collected from the end users of the Company's products and services.

         Selling, general and administrative expenses increased to $2,911,697 (36% of net sales) for the second quarter of 1998, compared to $1,923,121 (39% of net sales) for the second quarter of 1997. The primary reason for the increase was due to increases in sales and marketing personnel salaries and benefits that increased as a result of higher sales volumes. In addition, general and administrative costs were further increased due to (i) increased expenditures on professional fees, primarily financial public relations fees, investment banking fees and other consulting services and (ii) increased operating expenses due to the acquisitions of NATW and CCI.

         Depreciation and amortization expense increased to $580,673 for the second quarter of 1998 from $435,436 for the second quarter of 1997. The increase was primarily due to increased depreciation costs of newly acquired telecommunications and computer equipment. The increase was partially offset by a decrease in the amortization expense related to the impairment of goodwill for the year ended December 31, 1997.

         Interest expense and related financing expenses for the second quarter of 1998 increased to $917,447 from $339,742 for the second quarter of 1997, primarily due to the cost of the financing commitment from Wien Securities, the interest expense and financing costs associated with the April 1998 Private Placement and the interest on the NATW Notes and the CCI Note (both as defined below).

        For the foregoing reasons, the Company incurred a net loss of $3,918,241 for the second quarter of 1998, compared to a net loss of $1,871,901 for the second quarter of 1997.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

         Net sales for the six months ended June 30, 1998 were $13,164,668 compared to $8,604,812 for the same period during 1997. A significant contributing factor to the increase in net sales was due to the acquisitions in February 1998 of NATW and CCI and the addition of new accounts such as Money Gram Payment Systems, Inc. and DB Companies, Inc. Net sales of promotional cards decreased to less than 1% of net sales during the six months ended June 30, 1998 from 19% of net sales in the six months ended June 30, 1997. The change in the sales mix resulted from the Company's aggressive pursuit of retail programs that offer greater discounts and commissions to retailers and/or reduced per-minute charges to consumers.

         The Company's gross margins decreased to negative 1% of net sales for the six months ended June 30, 1998, from 19% of net sales for the comparable period in the prior year. The primary reason for the decrease in the gross margins was due to carrier default costs aggregating $550,000 associated with the default by Access Telecom, Inc. ("Access"), a provider of long distance services that ceased providing such services on cards purchased by the Company. The margins were further reduced due to (i) an increase in the sale of cards with reduced per-minute rates to consumers; (ii) a reduction in revenues recognized from promotional phone card programs that historically sell at higher margins; and (iii) certain regulatory fees and surcharges imposed on the Company in 1998 which, due to the nature of the Company's business, cannot be fully collected from the end users of the Company's products and services.

         Selling, general and administrative expenses increased to $5,392,015 (41% of net sales) for the six months ended June 30, 1998, compared to $4,283,728 (50% of net sales) for the comparable period during 1997. The primary reason for the increase was due to increases in sales and marketing personnel salaries and benefits as a result of higher sales volumes. In addition, general and administrative costs were further increased due to (i) increased expenditure on professional fees, primarily financial public relations fees, investment banking fees and other consulting services and (ii) increased operating expenses due to the acquisitions of NATW and CCI.

         Depreciation and amortization expense increased to $950,329 for the six months ended June 30, 1998 from $863,688 for the six months ended June 30, 1997. The increase was primarily due to increased depreciation costs of newly acquired telecommunications and computer equipment. The increase was partially offset by a decrease in the amortization expense related to the impairment of goodwill for the year ended December 31, 1997.

         Investment and interest income was $60,471 for the six months ended June 30, 1998, compared to $14,519 for the six months ended June 30, 1997. The increase was primarily due to interest earned on the net proceeds from the Company's secondary public offering on Common Stock which was consummated in July 1997.

         Interest expense and related financing expenses for the six months ended June 30, 1998 increased to $1,312,947 from $662,495 for the same period during 1997, primarily due to the financing commitment from Wien Securities, the interest expense and financing costs associated with the April 1998 Private Placement and the interest on the NATW Notes and the CCI Note.

         For the foregoing reasons, the Company incurred a net loss of $7,718,494 for the six months ended June 30, 1998, compared to a net loss of $4,146,816 for the six months ended June 30, 1997.

Liquidity and Capital Resources

         At June 30, 1998, the Company had cash and cash equivalents of $1,215,055 and a working capital deficit of $16,228,573, compared to $7,867,566 of cash and cash equivalents and positive working capital of $620,737 at December 31, 1997.

         Net cash used in operating activities for the six months ended June 30, 1998 of $1,572,000 was primarily due to the Company's net loss and increases in accounts receivable and inventory which increased due to the higher sales volumes. The net cash used was partially offset by non-cash items aggregating $2,444,435, such as depreciation and amortization, provision for bad debts and financing costs; and was further offset by increases in accounts payable which increased due to the Company's more favorable payment terms with its telecommunications carriers and increases in deferred revenues as a result of increased sales volumes. Net cash used in investing activities for the six months ended June 30, 1998 consisted of $982,314 of capital expenditures and $5,170,234 related to the NATW and CCI acquisitions.

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

         In February 1998, Access, a primary provider of long distance services to NATW and CCI prior to the respective mergers, ceased providing such services to the prepaid phone cards ("Access Phone Cards") that it had sold to each of NATW and CCI, despite receiving payment for substantially all of the Access Phone Cards. Additionally, each of NATW and CCI acquired additional phone cards from Access after the respective mergers.In order to meet consumer obligations, the Company was forced to purchase a total of approximately $2,025,000 of telecommunications services from other carriers and incurred $250,000 of additional card printing costs through August 13, 1998. Additional payments may be required as a result of this situation. The Company is pursuing recovery of all losses from Access. The Company estimates that the costs to provide telecommunications services to the Access Phone Cards will aggregate approximately $1,725,000. $737,000 of this amount has been allocated to the former shareholders of NATW and CCI in accordance with the terms of the respective merger agreements, which amount will be offset against amounts owed by the Company to such former shareholders as set forth above (see Note 4). The amount due from the former shareholders is estimated, is subject to final resolution among the parties and, therefore, may be subject to change.

                  In April 1998, the Company completed a private placement ("April 1998 Private Placement"), pursuant to which the Company derived net proceeds of approximately $1,100,000 through the sale of $1,250,000 convertible subordinated promissory notes ("April 1998 Notes") and warrants ("April 1998 Warrants") to purchase 178,571 shares of Common Stock. The April 1998 Warrants are exercisable at a price equal to the lesser of: (i) $7.00 or (ii) the price per share at which the Company issues Common Stock in a transaction with aggregate gross proceeds of $4,000,000 ("Qualified Private Placement"). The April 1998 Warrants are exercisable until April 2001. The estimated fair market value of these warrants of $658,927, along with expenses associated with the April 1998 Private Placement of $115,000, were recorded as deferred financing costs and are being amortized to interest expense over the term of the April 1998 Warrants. The April 1998 Notes accrue interest at the rate of 10% per annum and are payable on the earlier of January 15, 1999 and the date of the closing of a Qualified Private Placement. The holders have the right at any time to convert all or any portion of the April 1998 Notes into the number of shares of Common Stock determined by dividing the unpaid principal amount of the April 1998 Notes by the lesser of: (i) $7.00 or (ii) the per share purchase price being paid by the purchasers in the Qualified Private Placement.

         In April 1998, certain holders of the December 1996 Notes agreed to allow the Company to defer repayment of an aggregate of $2,400,000 of the December 1996 Notes from November 1998 to January 1999.

         In April 1998, the Company entered into an agreement with an investor, pursuant to which the investor has agreed to acquire up to $2,000,000 of Common Stock or other securities ("$2,000,000 Commitment") at a discount to the market price of such securities. The Company can require the investor to acquire the securities on thirty days' written notice until December 31, 1998. In consideration thereof, the Company issued the investor warrants to purchase 100,000 shares of Common Stock at an exercise price of $7.50 per share. The warrants are immediately exercisable and will remain exercisable until April 13, 2001. In connection with introducing this investor to the Company, the Company granted to each of Messrs. Barry Rubenstein, a principal stockholder of the Company, and Eli Oxenhorn options to purchase 50,000 shares of Common Stock at an exercise price of $7.125 per share. The options become exercisable in September 1998 and will remain exercisable until April 2003. The fair market value of these warrants of $792,000 was recorded as deferred financing fees and is being amortized to interest expense over the term of the commitment.

         The Company incurred significant net losses and negative cash flow from operations during 1997 and 1996. Due in part to the acquisitions of NATW and CCI and a continuation of negative cash flow from operations through June 30, 1998, the Company's cash balance has declined to approximately $630,000 at August 13, 1998. Further, management's current projections indicate that the Company will continue to generate operating losses and negative cash flow from operations through the remainder of 1998, making it necessary for the Company to raise capital during 1998 in order to satisfy its obligations as they become due. To that end, the Company completed the April 1998 Private Placement, which generated net proceeds of approximately $1,100,000 and has obtained the $2,000,000 Commitment. In addition, the Company has obtained deferrals of certain promissory notes payable aggregating $3,650,000 from the fourth quarter of 1998 to the first quarter of 1999. The Company believes that the proceeds from the April 1998 Private Placement and the $2,000,000 Commitment, together with the deferrals of certain promissory note payable, will enable the Company to meet its obligations through the end of 1998. However, the Company has significant loan payments due in the first quarter of 1999, which it will not be able to satisfy unless it obtains additional financing or loan payment deferrals. The Company does not have any other arrangements with respect to, or sources of, additional financing and there can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all. The failure to obtain such financing could have a material adverse effect on the Company.

         The assessment of goodwill recoverability, which is heavily dependent on projected financial information, and the goodwill amortization period are significant accounting estimates as contemplated by the American Institute of Certified Public Accountants' Statement of Position 94-6, "Disclosure of Certain Significant Risks and Uncertainties." Further, the Company operates in an industry which is rapidly evolving and extremely competitive. It is reasonably possible that the Company's accounting estimates with respect to the useful life and ultimate recoverability of goodwill could change in the near term and that the effect of such changes on the financial statements could be material. While management currently believes that the recorded amount of goodwill is not impaired, there can be no assurances that the Company's future results will confirm this assessment or that a significant write-down or write-off of goodwill will not be required in the future.

         At June 30, 1998, the Company had net operating loss carryforwards ("NOLs") aggregating approximately $26,000,000 available to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), utilization of prior NOLs is limited after an ownership change, as defined in this section, to an amount equal to the value of the loss corporation's outstanding stock immediately before the date of the ownership change, multiplied by the federal long-term tax-exempt rate in effect during the month that the ownership change occurred. The Company is subject to limitations on the use of its NOLs as provided pursuant to Section 382. Accordingly, there can be no assurance that a significant amount of existing NOLs will be utilized by the Company.

Year 2000 Compliance

         The Company is in the process of evaluating the effects of modifying its computer software systems to accommodate year 2000 transactions. The Company has not determined the costs of such modifications and these costs could have a material adverse effect on the Company's financial position.

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

(c)      Recent Sales of Unregistered Securities

         During the three months ended June 30, 1998, the Company made the following sales of unregistered securities:

                                                                 Consideration
                                                                 Received and
                                                                Description of                           If Option, Warrant
                                                             Underwriting or Other                         or Convertible
                                                              Discounts to Market     Exemption from     Security, Terms of
                                                               Price Afforded to       Registration         Exercise or
Date of Sale            Title of Security    Number Sold          Purchasers             Claimed             Conversion
----------------        ------------------   ------------   --------------------     ---------------    ---------------------
4/1/98                  Options to             100,000      options granted - no           4(2)         exercisable from
                        purchase                            other consideration                         9/1/98 to 4/1/03 at an
                        Common Stock                        received by Company                         exercise price of
                                                            until exercise                              $7.125 per share

4/6/98                  Convertible          $1,250,000     Notes issued in                4(2)         convertible into
                        Promissory Notes      aggregate     connection with private                     shares of common
                                          principal amount  placement                                   stock at a conversion
                                                                                                        rate of the lesser of
                                                                                                        (I) $7.00 or (ii) the
                                                                                                        offering price of a
                                                                                                        private placement
                                                                                                        which raises an
                                                                                                        aggregate of $4
                                                                                                        million of gross
                                                                                                        proceeds for the
                                                                                                        Company

4/6/98                  Warrants               178,571      Warrants issued in             4(2)         exercisable from
                                                            connection with private                     4/6/98 through 4/6/01
                                                            placement                                   at an exercise price
                                                                                                        of $7.00 per share

4/13/98                 Warrants               100,000      Warrants issued in             4(2)         exercisable from
                                                            connection with an                          4/13/98 through
                                                            agreement to provide                        4/13/01 at an
                                                            financing to the                            exercise price of
                                                            Company, if necessary                       $7.50 per share


Item 4.  Submission of Matters to a Vote of Security Holders

         On June 30, 1998, the Company held its annual meeting of stockholders, at which the Company's stockholders considered the election of directors and the approval of an amendment to the Company's 1994 Performance Equity Plan ("1994 Plan"). Stockholders voted to elect Robert Bogin and Shelly Finkel to serve as directors for the ensuing three-year period until his respective successor is elected and qualified. 4,079,823 shares were voted for and 64,519 shares were withheld in Robert Bogin's election and 4,079,491 shares were voted for and 64,851 shares were withheld in Shelly Finkel's election. The stockholders also voted on the approval of an amendment to the 1994 Plan to (i) increase the number of shares of Common Stock available for issuance upon exercise of options and other awards granted or which may be granted thereunder from 500,000 shares to 1,500,000 shares and (ii) revise Section 4.2 of the 1994 Plan to (a) apply to only non-employee directors and (b) increase the number of options granted annually to each non-employee director from 3,334 shares to 10,000 shares. 1,343,125 shares were voted for the amendment to the 1994 Plan, 136,368 shares were voted against the amendment to the 1994 Plan, 54,367 shares abstained from voting on the amendment to the 1994 Plan and 2,610,482 shares were not voted.

Item 5.  Other Information

         Pursuant to Rule 14a-4 promulgated by the Securities and Exchange Commission, stockholders are advised that the Company's management shall be permitted to exercise discretionary voting authority under proxies it solicits and obtains for the Company's 1999 Annual Meeting of Stockholders with respect to any proposal presented by a stockholder at such meeting, without any discussion of the proposal in the Company's proxy statement for such meeting, unless the Company receives notice of such proposal at its principal offices in Philadelphia, Pennsylvania no later than May 15, 1999.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.42 Amendment to Employment Agreement between the Company and David Tobin

         10.43 Amendment to Employment Agreement between the Company and Shelly Finkel

         10.44 Amendment to Employment Agreement between the Company and Robert Bogin

         27       Financial Data Schedule (6/30/98)

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





Dated:   August 14, 1998


                                   GLOBAL TELECOMMUNICATION SOLUTIONS, INC.



                                   BY:      /s/ Michael Hoppman
                                   ------------------------------------------
                                        Michael Hoppman, Vice President
                                          and Chief Financial Officer