Form 10QSB
period 1998-09-30
GLOBAL TELECOMMUNICATION SOLUTIONS INC
filed 1998-11-23
CIK 925004

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended               September 30, 1998
                                                   ------------------

(  )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from ______________ to ______________


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


                     10 Stow Road, Marlton, New Jersey 08053
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (609) 797-3434
                  ---------------------------------------------
                 (Issuer's telephone number including area code)

            5697 Rising Sun Avenue, Philadelphia, Pennsylvania 19120
            --------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 20, 1998, the issuer had outstanding 7,959,938 shares of common stock, par value $.01 per share.

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES


                                                                       Page


Part I.  Financial Information

         Consolidated Financial Statements

         Consolidated Balance Sheets - September 30, 1998
          (pro forma - unaudited), September 30, 1998
          (unaudited) and December 31, 1997............................3

         Consolidated Statements of Operations - Three
          and nine months ended September 30, 1998 and 1997
          (unaudited)..................................................4

         Consolidated Statements of Cash Flows - Nine months ended
         September 30, 1998 and 1997 (unaudited).......................5

         Notes to Consolidated Financial Statements....................6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................14

Part II. Other Information

         Item 1.  Legal Proceedings....................................20

         Item 2.  Changes in Securities and Use of Proceeds............20

         Item 5.  Other Information....................................20

         Item 6.  Exhibits and Reports on Form 8-K.....................20

         Signatures....................................................21

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                                                            Pro forma
                                                                             Note 15
                                                                           (Unaudited)         (Unaudited)
                                                                           September 30,       September 30,       December 31,
                                                                         -------------         -----------         -----------
                                                                              1998               1998                 1997
                                                                         -------------         -----------         -----------
                                     Assets
Current assets:
    Cash and cash equivalents                                           $   1,784,028        $   1,211,593      $   7,867,566
    Accounts receivable, net of reserve
     for doubtful accounts of $348,577,
     $348,577 and $570,000                                                  4,460,623            4,460,623          2,636,878
    Inventories                                                               476,649              476,649            174,112
    Other assets                                                              215,827              215,827            193,699
                                                                         -------------         -----------         -----------
         Total current assets                                               6,937,127            6,364,692         10,872,255
                                                                         -------------         -----------         -----------

Goodwill, net                                                              14,579,042           14,579,042          3,516,344
Property and equipment, net                                                 1,763,274            1,763,274          1,485,348
Other assets, net                                                             959,128            1,318,496            378,911
                                                                         -------------         -----------         -----------
         Total assets                                                    $ 24,238,571          $24,025,504       $ 16,252,858
                                                                         ============          ============       ============
           Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
    Accounts payable                                                    $   4,731,111        $   4,731,111      $   2,199,134
    Accrued expenses                                                        5,806,342            5,890,657          2,165,986
    Deferred revenues                                                       3,757,012            3,757,012          1,677,615
    Estimated sales and excise tax liability (Note 7)                       4,877,553            4,877,553          3,663,285
    Convertible notes payable, current                                      2,562,250            2,562,250                 -
    Notes payable, net current (Note 15)                                    2,915,248            4,165,248            450,000
    Notes payable to related parties, current (Note 4)                        750,000            1,500,000                 -
    Capital lease obligation, current                                          13,397               13,397             95,298
                                                                         -------------         -----------         -----------
          Total current liabilities                                        25,412,913           27,497,228         10,251,318
                                                                         -------------         -----------         -----------
Notes payable, net                                                                  -                   -           1,886,982
Notes payable to related parties (Note 4)                                     250,000             500,000                   -
Convertible notes payable                                                           -                   -           2,599,750

                                                                         -------------         -----------         -----------
          Total liabilities                                                25,662,913           27,997,228         14,738,050
                                                                         -------------         -----------         -----------
Commitments and Contingencies (Notes 7, 8,13 and 14)

Stockholders' Equity (Deficit)
    Preferred stock - $.01 par value, authorized 1,000,000 shares;
        none issued and outstanding                                                                     -                  -
    Common stock, $.01 par value, authorized 35,000,000 shares;
         issued and outstanding 7,959,938, 5,996,821 and 5,084,870             79,600              59,967             50,848
    Additional paid in capital                                             48,991,836          46,174,586         39,689,698
    Accumulated deficit                                                   (50,448,129)        (50,158,628)       (37,942,443)
    Deferred compensation                                                     (74,057)            (74,057)          (294,650)
    Accumulated other comprehensive income                                     26,408              26,408             11,355
                                                                         -------------         -----------         -----------
            Total stockholders' equity (deficit)                           (1,424,342)         (3,971,274)         1,514,808
                                                                         -------------         -----------         -----------
            Total liabilities and stockholders' equity (deficit)         $ 24,238,571        $ 24,025,504       $ 16,252,858
                                                                         =============       =============       =============

         The accompanying notes are an integral part of these statements

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    Three months ended                     Nine months ended
                                                                       September 30,                         September 30,
                                                           --------------------------------         -----------------------------
                                                                1998                1997                  1998           1997
                                                           ---------          -------------         ------------     ------------
Net sales                                              $   9,359,063            $ 5,412,586         $ 22,523,731      $14,017,001
Cost of sales                                              8,647,063              4,701,152           21,385,405       11,480,760
Estimated costs of carrier default (Note 4)                        -                      -              550,000                -
                                                           ---------          -------------         ------------     ------------
          Gross profit                                       712,000                711,434              588,326        2,536,241
                                                           ---------          -------------         ------------     ------------

Selling, general and adminisitrative expenses              2,857,360              2,154,245            8,249,375        6,613,909
Restructuring charge (Note 5)                                891,436                      -              891,436                -
Depreciation and amortization                                513,073                493,741            1,463,402        1,367,717
                                                           ---------          -------------         ------------     ------------

          Operating loss                                  (3,549,869)            (1,936,552)         (10,015,887)      (5,445,385)
                                                           ---------          -------------         ------------     ------------

Interest income                                               16,864                123,983               77,335          138,503
Interest expense                                             964,686                346,214            2,277,633          998,717
                                                           ---------          -------------         ------------     -------------

          Loss before income taxes                        (4,497,691)            (2,158,783)         (12,216,185)      (6,305,599)

Income taxes                                                       -                      -                    -                -
                                                           ---------          -------------         ------------     -------------
Net loss                                                 $(4,497,691)           $(2,158,783)        $(12,216,185)      (6,305,599)
                                                           =========          =============         ============     =============

Basic and diluted loss per share                         $     (0.75)           $     (0.47)        $      (2.08)       $   (2.20)
                                                           =========          =============         ============     =============

Weighted average shares outstanding - basic and            5,993,916              4,604,832            5,873,128        2,860,616
diluted                                                    =========          =============         ============     =============




         The accompanying notes are an integral part of these statements

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Nine months ended
                                                                                               September 30,
                                                                                         -------------------------------
                                                                                           1998                 1997
                                                                                         ---------        --------------
Operating activities:
Net loss
                                                                                       (12,216,185)        $  (6,305,599)
Adjustment to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                        1,463,403             1,367,717
    Provision for bad debts                                                                334,655                82,902
    Amortization of deferred compensation                                                  419,193               133,705
    Amortization of unearned discount                                                      578,266               578,266
    Amortization of deferred financing charges                                           1,134,779               124,311
    Issuance of stock as compensation                                                            -                50,000
    Loss on disposal of fixed assets                                                       269,382                73,902
Changes in operating assets and liabilities, net of effect of acquisitions:
    Accounts receivable                                                                 (2,158,400)           (1,046,913)
    Inventories                                                                           (302,537)             (155,991)
    Deferred costs                                                                          32,764               320,084
    Other assets                                                                           (43,278)             (294,687)
    Accounts payable                                                                     2,531,977              (427,445)
    Accrued expenses                                                                     3,242,689               350,681
    Deferred revenues                                                                    2,079,397            (1,511,752)
    Sales and excise taxes payable                                                       1,214,268               954,050
                                                                                       -----------            ----------
        Net cash used by operating activities                                           (1,419,627)           (5,706,769)
                                                                                       -----------             ---------

Investing activities:
    Purchases of property and equipment                                                 (1,233,939)             (598,817)
    Acquisitions and related costs                                                      (5,070,959)                    -
                                                                                       -----------            ----------
            Net cash used in investing activities                                       (6,304,898)             (598,817)
                                                                                       -----------            ----------

Financing Activities:
    Proceeds from issuance of common stock                                                       -            13,526,586
    Proceeds from bridge loan                                                            1,250,000                     -
    Proceeds from exercise of options                                                          400                 8,228
    Payments to affiliates                                                                       -            (1,073,921)
    Payments on capital lease obligations                                                  (81,901)              (39,336)
    Proceeds from the exercise of warrants                                                       -             2,500,000
    Payments of deferred finance fees                                                     (115,000)              (70,044)
                                                                                       -----------            ----------
            Net cash provided by financing activities                                    1,053,499            14,851,513
                                                                                        ----------            ----------

            Effects of exchange rates on cash                                               15,053                (6,896)
                                                                                        ----------            ----------
               Net decrease in cash                                                     (6,655,973)            8,539,031
Cash and cash equivalents, beginning of period                                           7,867,566             1,352,322
                                                                                       -----------            ----------
Cash and cash equivalents, end of period                                               $ 1,211,593           $ 9,891,353
                                                                                       ===========            ==========

Supplemental disclosures:

    Cash paid for interest                                                             $   172,078           $   105,165
                                                                                       ===========           ===========
    Deferred finance fees relating to options and warrants                             $ 1,450,927           $         -
                                                                                       ===========           ===========
    Deferred compensation relating to options and warrants                             $   198,600           $   151,648
                                                                                       ===========           ===========
    Conversion of convertible notes payable into common stock                          $    37,500           $   187,750
                                                                                       ===========           ===========
    Issuance of common stock in connection with acquisition                            $ 4,806,580           $         -
                                                                                       ===========           ===========
    Capital leases                                                                     $        -            $    61,005
                                                                                       ===========           ===========
    Issuance of notes payable in connection with acquisition                           $ 2,000,000           $         -
                                                                                       ===========           ===========

         The accompanying notes are an integral part of these statements

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998


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

         Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

(2)      Loss Per Share

         Weighted average shares of common stock for the three and nine months ended September 30, 1998 and 1997 does not include common stock equivalents as their effect would be anti-dilutive.

(3)      Reclassifications

         Certain reclassifications have been made to the 1997 consolidated financial statements to conform to the 1998 presentation.

(4)      Acquisitions

         On February 6, 1998 ("Merger Date"), the Company acquired, through a merger, all of the outstanding capital stock of Networks Around the World, Inc. ("NATW") for a purchase price comprised of (i) $2,000,000 in cash, (ii) an aggregate of 505,618 shares of common stock and (iii) $1,000,000 aggregate principal amount of promissory notes ("NATW Notes"), secured by substantially all of the assets of NATW. The NATW Notes accrue interest at the rate of 6% per annum and were originally payable as follows: (i) one-half of principal and interest accrued thereon on November 1, 1998 and (ii) four equal payments of $125,000, plus interest accrued thereon, on April 1, 1999, July 1, 1999, October 1, 1999 and January 1, 2000. In addition, the Company is required to pay up to $2,000,000 (the "Earn Out") in additional consideration if certain sales and financial objectives are achieved. For the nine months ended September 30, 1998, $409,630 of the Earn Out has been recorded as additional consideration. In April 1998, the former shareholders agreed to defer payment of an aggregate of $1,000,000 of NATW Notes and Earn Out from 1998 to January 1999.

         Also on the Merger Date, the Company acquired, through a merger, all of the outstanding capital stock of Centerpiece Communications, Inc. ("CCI") for a purchase price comprised of (i) $1,500,000 in cash, (ii) 401,284 shares of common stock, of which 47,891 shares were subsequently contributed back to the Company (see below) and (iii) a $1,000,000 aggregate principal amount promissory note ("CCI Note"), secured by substantially all of the assets of CCI. The CCI Note accrues interest at the rate of 8% per annum and was originally payable as follows: (i) $250,000 plus interest accrued thereon on October 31, 1998, (ii) $250,000 plus interest accrued thereon on January 1, 1999 and (iii) four equal payments of $125,000, plus interest accrued thereon, on April 1, 1999, July 1, 1999, October 1, 1999 and January 1, 2000. In April 1998, the former shareholder of CCI agreed to defer payment of $250,000 of CCI Notes, plus interest, from October 31, 1998 to January 1999 (see Note 15).

         Each of the mergers was accounted for as a purchase. Accordingly, the assets and liabilities were recorded at their estimated fair value at the date of the mergers and the operating results of NATW and CCI were included in the consolidated statement of operations from the Merger Date. The following is a preliminary allocation of the purchase price:



                                                                    CCI                 NATW             TOTAL
Shares of common stock issued                                   401,284              505,618           906,902
Estimated average price per share of                              $5.30                $5.30             $5.30
restricted common stock 20 days prior to
the closing date (using a 15% discount to
market price)
Common stock                                                  2,126,805            2,679,775         4,806,580
Notes payable to related parties, current                       750,000              750,000         1,500,000
Notes payable to related parties, long term                     250,000              250,000           500,000
Cash consideration                                            1,500,000            2,000,000         3,500,000
Earn out payable                                                     --              409,630           409,630
Balance sheet adjustment                                         45,949               91,852           137,801
Estimated carrier obligation in connection                      285,124              726,424         1,011,548
with mergers, net
Estimated accrued acquisition costs                              50,000               50,000           100,000
                                                                 ------               ------           -------
Total consideration                                           5,007,878            6,957,681        11,965,559
Estimated fair value of assets acquired                          70,949              116,852           187,801
Goodwill                                                     $4,936,929           $6,840,829       $11,777,758

         Pursuant to the merger agreement with NATW, the Company is required to pay the Earn Out (up to $2,000,000 in additional consideration) if certain sales and financial objectives are achieved. Accordingly, upon occurrence of such events, the additional consideration will increase goodwill. For the nine months ended September 30, 1998, $409,630 of the Earn Out has been recorded as additional consideration.

         The Company has not allocated any of the purchase price to other intangible assets, such as the value of non-compete agreements or customer lists, as such valuations are not currently available. In the event such other intangible assets are identified in the future, the useful life of such assets may differ from the goodwill amortization period of 15 years currently reflected in the pro forma combined statement of operations and appropriate adjustments to the financial statements will be made.

         Pursuant to the respective merger agreements, the Company and the former shareholders of NATW and CCI agreed to share certain costs related to any underlying carrier's failure to provide telecommunications services to phone cards purchased by NATW and CCI prior to the mergers. In February 1998, Access Telecom, Inc. ("Access"), a primary provider of telecommunications services to NATW and CCI prior to and after the respective mergers, ceased providing such services to the prepaid phone cards that it had sold to each of NATW and CCI, despite receiving payment for substantially all of the phone cards. The Company estimates that the cost to provide telecommunications services related to such cards will aggregate $1,761,097. For purposes of the financial statements contained herein, $451,185 and $298,364 of the estimated costs has been allocated to the former shareholders pursuant to indemnification arrangements.

         In November 1998, the Company and the former shareholder of CCI reached a settlement on the amount due to the Company related to Access. Pursuant to the terms of the merger agreement, the former shareholder contributed back to the Company 47,891 shares of common stock issued as part of the merger consideration with a fair market value of $69,867 in consideration of $298,364 that he owed to the Company. The reserve for the loss on the settlement of $229,497 was provided for in the financial statements for the nine months ended September 30, 1998 (see
         Note 15).

         The Company and the former shareholders of NATW have not reached a settlement on the amounts due to the Company related to Access. It is possible that the actual settlement could materially differ from the $451,185 currently reflected as a deferred charge in other assets.

         In addition to the $1,761,097 indicated above, the Company paid Access $350,000 for cards purchased subsequent to the Merger Date for which it received no services. Additionally, the Company spent approximately $200,000 to print cards which could only be used on Access's platform and, therefore, are of no use to the Company. Accordingly, the total estimated aggregate carrier default of $550,000 was recorded in cost of goods sold during the nine months ended September 30, 1998.

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

                                          Nine Months Ended
                                             September 30,
                                       1998                   1997
                                   -----------            -----------
         Net sales                $ 24,838,250            $29,408,212
         Net loss                 $(12,747,204)           $(5,760,376)
         Net loss per share             $(2.13)                $(1.53)

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

(5)      Restructuring

         During the third quarter of 1998, the Company recorded a $891,436 restructuring charge related to the closing of its Canadian subsidiary, costs associated with consolidating the Company's operations and the modification of employment agreements with two of the Company's executive officers. The Company closed its Canadian subsidiary to focus on selling its products domestically. The Company consolidated its operations from five to two locations with the intent of reducing operating expenses, including salaries and benefits, by eliminating duplicate positions at the various locations. As part of this consolidation, two executives' employment agreements were amended, which included the termination of their employment. The components of the charge, which is classified as a separate line item in the accompanying statement of operations, are as follows:



         Canadian subsidiary closing costs                          $ 65,111
         Consolidation costs                                        $445,111
         Compensation related to amendments to
         executive employment agreements                            $381,214
                                                                    --------
                                                                    $891,436

         Costs associated with the closure of the Canadian subsidiary primarily related to severance costs associated with employees terminated during the third quarter of 1998. Total revenues and net income associated with the Canadian subsidiary were not material to the results of operations. Costs associated with consolidating the Company's operations included severance costs of $26,878 associated with employees terminated during the third quarter of 1998, incremental operating costs of $95,000 associated with closing the Company's call center and lease termination costs of $97,236 associated with moving the Company's corporate offices. In addition, fixed assets net of salvage costs of $225,995 were disposed of in conjunction with the Company's consolidation. The activities incorporated in the restructuring were substantially completed by September 30, 1998. Approximately $599,960 remains accrued at September 30, 1998, consisting primarily of accrued severance costs and lease termination costs.

(6)      New Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting
         Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has adopted this statement effective January 1, 1998. The Company's only component of other comprehensive income is the foreign currency translation adjustment. The total comprehensive loss is $12,201,132 and $6,312,495 for the nine months ended September 30, 1998 and 1997, respectively.

(7)      Estimated Sales and Excise Tax Liability

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

(8)      Deferred Compensation

         In January 1998, the Company entered into a one-year consulting agreement with JEB Partners, pursuant to which JEB Partners agreed to provide investor relations consulting services to the Company. In consideration for providing such services, the Company agreed to issue JEB Partners warrants to purchase 60,000 shares of common stock at an exercise price of $6.125 per share. Such options are currently exercisable and will remain exercisable until January 2003. The estimated fair value of these options of $198,600 was initially recorded as deferred compensation and is being amortized to expense over the term of the agreement.

(9)      Stock Option Re-pricing

         In January 1998, the Company reduced the exercise price of 196,683 outstanding options to purchase common stock from exercise prices ranging from $7.88 to $18.38, to the then fair market value of the common stock of $6.56.

(10)     April 1998 Private Placement

         In April 1998, the Company completed a private placement (the "April 1998 Private Placement"), pursuant to which it derived net proceeds of approximately $1,135,000 through the sale of $1,250,000 convertible subordinated promissory notes ("April 1998 Notes") and warrants to purchase 178,571 shares of common stock ("April 1998 Warrants"). The April 1998 Warrants are exercisable at a price ("Conversion Price") equal to the lesser of (i) $7.00 or (ii) the offering price per share in a "Qualified Private Placement," i.e., a private placement which raises an aggregate of $4 million of gross proceeds for the Company. The April 1998 Warrants are exercisable until April 2001. The estimated fair market value of these warrants of $658,927, along with expenses associated with the April 1998 Private Placement of $115,000, were recorded as deferred financing costs and are being amortized to interest expense over the term of the April 1998 Notes. The April 1998 Notes accrue interest at the rate of 10% per annum and are payable on the earlier of January 15, 1999 or the date of the closing of a Qualified Private Placement. The holders have the right at any time to convert all or any portion of the April 1998 Notes into the number of shares of common stock determined by dividing the unpaid principal amount of the April 1998 Notes by the Conversion Price (see Note 15).

(11)     Financing Commitment and Loan Deferrals

         In April 1998, the Company entered into an agreement with an investor pursuant to which the investor has agreed to acquire up to $2,000,000 of the Company's common stock or other securities at a discount to the market price of such securities. The Company can require the investor to acquire the securities on thirty days' written notice until December 31, 1998. In consideration thereof, the Company issued warrants to the investor to purchase 100,000 shares of common stock at an exercise price of $7.50 per share. The warrants are exercisable until April 13, 2001. In connection with introducing this investor to the Company, the Company granted to each of Messrs. Barry Rubenstein, a principal stockholder of the Company, and Eli Oxenhorn options to purchase 50,000 shares of common stock at an exercise price of $7.125 per share. The options became exercisable in September 1998 and will remain exercisable until April 2003. The fair market value of these warrants and options of $792,000 were recorded as deferred financing fees and are being amortized to interest expense over the term of the commitment.

         In April 1998, certain holders of promissory notes issued in a private placement consummated by the Company in December 1996 agreed to allow the Company to defer repayment of an aggregate of $2,400,000 of such notes from November 1998 to January 1999.

(12)     Regulatory Charges

         On May 8, 1997, the Federal Communications Commission ("FCC") issued an order to implement the provisions of the Telecommunications Act of 1996 relating to the preservation and advancement of universal telephone service (the "Universal Service Order"). The Universal Service Order requires all telecommunications carriers providing interstate telecommunications services to contribute to universal service by contributing to a fund (the "Universal Service Fund"). Universal Service Fund contributions will be assessed based upon intrastate, interstate and international "end-user" gross telecommunications revenue effective January 1, 1998. Although the FCC has not yet finally determined the contribution assessment rate, the Company estimates the assessment could be as much as 4% of such revenue for the calendar year 1998, and could increase or decrease in subsequent years. While the Company believes it has adequately provided for its contribution to the Universal Service Fund, it is possible that the FCC may enact regulation concerning the Universal Service Fund in a manner which could result in additional material liabilities.

         Pursuant to the Telecommunications Act, the FCC, in September 1996, adopted new rules governing the pay telephone industry that, among other things, established a means by which all pay telephone service providers are compensated for every interstate and intrastate call completed from their pay telephones, including calls that utilize toll-free access and access codes ("Dial Around Compensation"). On July 1, 1997, the United States Court of Appeals for the District of Columbia Circuit ("Court of Appeals") remanded to the FCC for further consideration certain rules which could have a material adverse effect on the Company. The Court of Appeals found that the FCC's determination setting the per-call compensation at $0.35 was unjustified. Additionally, the Court of Appeals found that the FCC acted arbitrarily and capriciously in establishing an interim compensation plan which required that, during the first year, only interexchange carriers generating $100 million or more in annual revenues must pay a pro rata portion of $45.85 per month per pay telephone (based upon the pro rata share of the total annual revenues for carriers generating $100 million or more). The Court of Appeals upheld the FCC's determination that interexchange carriers should track compensable calls and compensate pay telephone providers for toll free and access code calls. Additionally, the Court of Appeals upheld interexchange carriers' rights to charge long distance resellers or customers that own toll free access numbers or access codes (such as the Company) for any such compensable calls. In October 1997, the FCC adopted new rules governing Dial Around Compensation, pursuant to which each pay telephone owner is entitled to be compensated $0.284 for each dial around call originating from a pay telephone. On May 15, 1998, the Court of Appeals found that the FCC's explanation of the derivation of the $0.284 was rate inadequate and remanded the rule back to the FCC for further explanation. Also, in October 1997, the FCC issued an order waiving, until March 9, 1998, the local exchange carriers' obligation to deliver an info-coding digit to the interexchange carriers indicating that the telephone call originated from a pay telephone. The Company, along with other phone card companies and the International Telecard Association, filed a petition requesting that the FCC reconsider its decision to grant the waiver. On delegated authority, the FCC's common carrier bureau denied the request and extended the waiver through October 1998 for most local exchange carriers. The resolution of this matter by the FCC and, if applicable, the federal courts is uncertain. While the Company believes that it has adequately provided for Dial Around
         Compensation, it is possible that the FCC may enact regulations concerning Dial Around Compensation in a manner which could result in additional material liabilities.

(13)     Liquidity and Recoverability of Goodwill

         The Company incurred significant net losses and negative cash flow from operations during 1996 and 1997. Due in part to the NATW and CCI mergers, and a continuation of negative cash flow from operations through September 30, 1998, the Company's cash balance has declined to approximately $1,300,000 at November 20, 1998. Further, management's current projections indicate that the Company will continue to generate operating losses and negative cash flow from operations through the remainder of 1998, making it necessary for the Company to raise capital to satisfy its obligations as they become due. To that end, the Company completed the April 1998 Private Placement, which generated net proceeds of approximately $1,135,000 (see Note 10), obtained a $2,000,000 financing commitment (see Note 11) and completed a private placement in October 1998 (the "October 1998 Private Placement") which generated net proceeds of $1,846,750 (see Note 15). In addition, the Company converted the $1,000,000 CCI Note into common stock during the fourth quarter of 1998 (see Note 15) and has obtained deferrals of certain other promissory notes payable aggregating $3,400,000 from the fourth quarter of 1998 to the first quarter of 1999 (see Notes 4 and 11). The Company believes that the proceeds from the April 1998 Private Placement, the deferrals of certain promissory notes and the proceeds from the October 1998 Private Placement, together with the conversion of the CCI Note into common stock, will enable the Company to continue its operations through the end of 1998. However, the Company has significant loan payments due in the first quarter of 1999, which it will not be able to satisfy unless it obtains additional financing or further loan payment deferrals. The Company does not have any other arrangements with respect to, or sources of, additional financing and there can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all. The failure to obtain such financing could have a material adverse effect on the Company.

         The assessment of goodwill recoverability, which is heavily dependent on projected financial information and the goodwill amortization period, are significant accounting estimates as contemplated by the American Institute of Certified Public Accountants' Statement of Position 94-6, "Disclosure of Certain Significant Risks and Uncertainties." Further, the Company operates in an industry which is rapidly evolving and extremely competitive and continues to generate significant net losses and negative cash flow. It is reasonably possible that the Company's accounting estimates with respect to the useful life and ultimate recoverability of goodwill could change in the near term and that the effect of such changes on the financial statements could be material. While management currently believes that the recorded amount of goodwill is appropriate at September 30, 1998, there can be no assurance that the Company's future results will confirm this assessment or that an additional write-down or write-off of goodwill will not be required in the future.

(14)     Litigation

         In June 1998, IDB WorldCom Services, Inc. ("Worldcom") commenced an action against the Company in the Court of Common Pleas of Philadelphia, Pennsylvania. The complaint alleges that from March 1995 through March 1997, Worldcom provided certain long distance and other telecommunications services for which it was not paid. Worldcom alleges that the Company owes Worldcom $698,419, inclusive of interest, for such services. The Company has retained counsel in this matter and will vigorously defend this action. The Company believes that it has adequately accrued for this liability, after giving effect to the Company's offsets and counterclaims.

(15)     Subsequent Events

         The following transactions are reflected in the accompanying unaudited September 30, 1998 pro forma balance sheet:

         October 1998 Private Placement

         In October 1998, the Company consummated the October 1998 Private Placement from which it derived net proceeds of $1,846,750 through the sale of 1,198,000 shares of common stock for a purchase price of $1.625 per share. The Company used a portion of the proceeds to repay

         $1,250,000 aggregate principal amount of the April 1998 Notes and accrued interest of $24,315. In addition, in lieu of compensating Pennsylvania Merchant Group ("PMG") for serving as placement agent of the October 1998 Private Placement, the Company reduced the exercise price of warrants to purchase 100,000 shares issued to PMG in July 1997 in connection with the provision of financial consulting services from $7.00 per share to $1.625 per share. In addition, deferred finance charges of $289,501, which are included in other assets, will be amortized to financing costs in the fourth quarter of 1998 (see
         Note 10).

         November 1998 Debt Restructuring

         In November 1998, J. Mark Rubenstein resigned as a director and officer of the Company. Mr. Rubenstein was the former shareholder of CCI who joined the Company in February 1998 when CCI merged with the Company. In connection with his departure from the Company, Mr. Rubenstein sold to certain investors, including Shelly Finkel, Chairman of the Board of the Company, Michael Hoppman, Chief Financial Officer of the Company and Barry Rubenstein, a principal stockholder (the "Investors") an aggregate of 353,393 shares of common stock and the $1,000,000 CCI Note for an aggregate purchase price of $575,000. Mr. Rubenstein also contributed back to the Company 47,891 shares of common stock issued as part of the merger consideration with a fair market value of $69,867 in consideration of the $298,364 that he owed the Company. The reserve for the loss on the settlement of $229,497 was recorded in the accompanying consolidated statement of operations for the nine months ended September 30, 1998 (see Note 4).

         In November 1998, the Company offered the Investors the opportunity to convert the $1,000,000 CCI Note into shares of common stock at a conversion rate of $1.23 per share (such price being equal to the average closing price of a share of common stock during October 1998). The Investors accepted the conversion offer and converted the CCI Note into an aggregate 813,008 shares common stock. The Investors forgave interest of $60,000 due on the CCI Note. There was no gain or loss recognized on the conversion of the CCI Note.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission ("SEC"), in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "management expects" or "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Results of Operations

     Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

     Net sales for the third quarter of 1998 were $9,359,063 compared to $5,412,586 for the third quarter of 1997. The primary reason for the increase in net sales was due to the acquisitions, through mergers, of Networks Around the World, Inc. ("NATW") and Centerpiece Communications, Inc. ("CCI") in February 1998. Net sales of promotional cards decreased to less than 1% of net sales in the third quarter of 1998 from 6% of net sales in the third quarter of 1997. The change in the sales mix resulted from the Company's aggressive pursuit of retail programs that offer greater discounts and commissions to retailers and/or reduced per-minute charges to consumers.

     The Company's gross margins decreased to 8% of net sales for the third quarter of 1998, from 13% of net sales for the comparable period in the prior year. The primary reason for the decrease in the gross margins was due to an increase in the sale of cards with reduced per-minute rates to consumers and a reduction in revenues recognized from promotional phone card programs that historically sell at higher margins. The gross margins were further decreased due to certain regulatory fees and surcharges, such as Universal Service Fees and Dial Around Compensation, imposed on the Company which, due to the nature of the Company's business, cannot be fully collected from the end users of the Company's products and services.

     Selling, general and administrative expenses increased to $2,857,360 (30% of net sales) for the third quarter of 1998, compared to $2,154,245 (40% of net sales) for the third quarter of 1997. The primary reason for the increase was due to increases in sales and marketing personnel salaries and benefits that increased as a result of higher sales volumes. In addition, general and administrative costs were further increased due to (i) increased expenditures on professional fees, primarily financial public relations fees, investment banking fees and other consulting services, (ii) increased operating expenses due to the NATW and CCI mergers and (iii) the $229,497 loss related to the settlement of an indemnification arrangement with a related party.

     During the third quarter of 1998, the Company recorded a $891,436 restructuring charge related to the closing of its Canadian subsidiary, costs associated with consolidating the Company's operations and the modification of employment agreements with two of the Company's executive officers. The Company closed its Canadian subsidiary to focus on selling its products domestically. The Company consolidated its operations from five to two locations with the intent of reducing operating expenses, including salaries and benefits, by eliminating duplicate positions at the various locations. As part of this consolidation, two executives' employment agreements were amended, which included the termination of their employment. Approximately $599,960 remains accrued at September 30, 1998, consisting primarily of accrued severance costs and lease termination costs.

     Depreciation and amortization expense increased to $513,073 for the third quarter of 1998 from $493,741 for the third quarter of 1997. The increase was primarily due to increased depreciation costs of newly acquired telecommunications and computer equipment. The increase was partially offset by a decrease in the amortization expense related to the impairment of goodwill for the year ended December 31, 1997.

     Investment and interest income was $16,864 for the third quarter of 1998, compared to $123,983 for the third quarter of 1997. The decrease was primarily due to interest earned on the net proceeds from the Company's secondary public offering of Common Stock which was consummated in July 1997.

     Interest expense and related financing expenses for the third quarter of 1998 increased to $964,686 from $346,214 for the third quarter of 1997, primarily due to the cost of the $2,000,000 financing commitment (defined below), the interest expense and financing costs associated with the private placement consummated by the Company in April 1998 ("April 1998 Private Placement") and the interest on the NATW Notes and the CCI Note (defined below).

     For the foregoing reasons, the Company incurred a net loss of $4,497,691 for the third quarter of 1998 compared to a net loss of $2,158,783 for the third quarter of 1997.

     Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

     Net sales for the nine months ended September 30, 1998 were $22,523,731 compared to $14,017,001 for the same period during 1997. The primary reason for the increase in net sales was due to the NATW and CCI mergers in February 1998. Net sales of promotional cards decreased to less than 1% of net sales during the nine months ended September 30, 1998 from 13% of net sales in the nine months ended September 30, 1997. The change in the sales mix resulted from the Company's aggressive pursuit of retail programs that offer greater discounts and commissions to retailers and/or reduced per-minute charges to consumers.

     The Company's gross margins decreased to 3% of net sales for the nine months ended September 30, 1998, from 18% of net sales for the comparable period in the prior year. The primary reason for the decrease in the gross margins was due to carrier default costs aggregating $550,000 associated with the default by Access Telecom, Inc. ("Access"). The margins were further reduced due to (i) an increase in the sale of cards with reduced per-minute rates to consumers; (ii) a reduction in revenues recognized from promotional phone card programs that historically sell at higher margins; and (iii) certain regulatory fees and surcharges, such as Universal Service Fees and Dial Around Compensation, imposed on the Company which, due to the nature of the Company's business, cannot be fully collected from the end users of the Company's products and services.

     Selling, general and administrative expenses increased to $8,249,375 (37% of net sales) for the nine months ended September 30, 1998, compared to $6,613,909 (47% of net sales) for the comparable period during 1997. The primary reason for the increase was due to increases in sales and marketing personnel salaries and benefits as a result of higher sales volumes. In addition, general and administrative costs were further increased due to (i) increased expenditure on professional fees, primarily financial public relations fees, investment banking fees and other consulting services, (ii) increased operating expenses due to the NATW and CCI mergers and (iii) the $229,497 loss related to the settlement of an indemnification arrangement with a related party.

     Depreciation and amortization expense increased to $1,463,402 for the nine months ended September 30, 1998 from $1,367,717 for the nine months ended September 30, 1997. The increase was primarily due to increased depreciation costs of newly acquired telecommunications and computer equipment. The increase was partially offset by a decrease in the amortization expense related to the impairment of goodwill for the year ended December 31, 1997.

     Investment and interest income was $77,335 for the nine months ended September 30, 1998, compared to $138,503 for the nine months ended September 30, 1997. The decrease was primarily due to interest earned on the net proceeds from the Company's secondary public offering of Common Stock which was consummated in July 1997.

     Interest expense and related financing expenses for the nine months ended September 30, 1998 increased to $2,277,633 from $998,717 for the same period during 1997, primarily due to the $2,000,000 Commitment, the interest expense and financing costs associated with the April 1998 Private Placement and the interest on the NATW Notes and the CCI Note.

     For the foregoing reasons, the Company incurred a net loss of $12,216,185 for the nine months ended September 30, 1998, compared to a net loss of $6,305,599 for the nine months ended September 30, 1997.

Liquidity and Capital Resources

     At September 30, 1998, the Company had cash and cash equivalents of $1,211,593 and a working capital deficit of $21,132,536, compared to $7,867,566 and $620,937, respectively, at December 31, 1997.

     Net cash used in operating activities for the nine months ended September 30, 1998 of $1,419,627 was primarily due to the Company's net loss and increases in accounts receivable and inventory which increased due to the higher sales volumes. The net cash used was partially offset by non-cash items aggregating $4,199,678, such as depreciation and amortization, provision for bad debts and financing costs, and was further offset by increases in accounts payable, which increased due to the Company's more favorable payment terms with its telecommunications carriers and increases in deferred revenues as a result of increased sales volumes. Net cash used in investing activities for the nine months ended September 30, 1998 consisted of $1,233,939 of capital expenditures and $5,070,959 related to the NATW and CCI mergers.

     In February 1998, the Company acquired, through a merger, all of the outstanding capital stock of NATW for a purchase price comprised of (i) $2,000,000 in cash, (ii) an aggregate of 505,618 shares of common stock and
(iii) $1,000,000 aggregate principal amount of promissory notes ("NATW Notes"), secured by substantially all of the assets of NATW. The NATW Notes accrue interest at the rate of 6% per annum and were originally payable as follows: (i) one-half of principal and interest accrued thereon on November 1, 1998 and (ii) four equal payments of $125,000, plus interest accrued thereon, on April 1, 1999, July 1, 1999, October 1, 1999 and January 1, 2000. In addition, the Company is required to pay up to $2,000,000 (the "Earn Out") to one of the NATW stockholders if certain sales and financial objectives are achieved. For the nine months ended September 30, 1998, $409,630 was accrued for with respect to the Earn Out. In April 1998, the former shareholders of NATW agreed to defer payment of an aggregate of $1,000,000 of NATW Notes and Earn Out from 1998 to January 1999.

     Also in February 1998, the Company acquired, through a merger, all of the outstanding capital stock of CCI for a purchase price comprised of (i) $1,500,000 in cash, (ii) 401,284 shares of common stock, of which 47,891 shares were subsequently contributed back to the Company (see below) and (iii) a $1,000,000 aggregate principal amount promissory note ("CCI Note"), secured by substantially all of the assets of CCI. The CCI Note accrues interest at the rate of 8% per annum and was originally payable as follows: (i) $250,000 plus interest accrued thereon on October 31, 1998, (ii) $250,000 plus interest accrued thereon on January 1, 1999 and (iii) four equal payments of $125,000, plus interest accrued thereon, on April 1, 1999, July 1, 1999, October 1, 1999 and January 1, 2000. In April 1998, the former shareholder of CCI agreed to defer payment of $250,000 of the CCI Note, plus interest, from October 31, 1998 to January 1999. In November 1998, the CCI Note was converted into common stock (see below).

     Pursuant to the respective merger agreements, the Company and the former shareholders of NATW and CCI agreed to share certain costs related to any underlying carrier's failure to provide telecommunications services to phone cards purchased by NATW and CCI prior to the mergers. In February 1998, Access Telecom, Inc. ("Access"), a primary provider of telecommunications services to NATW and CCI prior to and after the respective mergers, ceased providing such services to the prepaid phone cards that it had sold to each of NATW and CCI, despite receiving payment for substantially all of the phone cards. The Company estimates that the cost to provide telecommunications services related to such cards will aggregate $1,761,097. For purposes of the financial statements contained herein, $451,185 and $298,364 of the estimated costs has been allocated to the former shareholders pursuant to indemnification arrangements.

     In November 1998, the Company and the former shareholder of CCI reached a settlement on the amount due to the Company related to Access. Pursuant to the terms of the merger agreement, the former shareholder contributed back to the Company 47,891 shares of common stock issued as part of the merger consideration with a fair market value of $69,867 in consideration of $298,364 that he owed to the Company. The reserve for the loss on the settlement of $229,497 was provided for in the financial statements for the nine months ended September 30, 1998 (see below).

     The Company and the former shareholders of NATW have not reached a settlement on the amounts due to the Company related to Access. It is possible that the actual settlement could materially differ from the $451,185 currently reflected as a deferred charge in other assets.

     In addition to the $1,761,097 indicated above, the Company paid Access $350,000 for cards purchased subsequent to the Merger Date for which it received no services. Additionally, the Company spent approximately $200,000 to print cards which could only be used on Access's platform and, therefore, are of no use to the Company. Accordingly, the total estimated aggregate carrier default of $550,000 was recorded in cost of goods sold during the nine months ended September 30, 1998.

     In April 1998, the Company completed the April 1998 Private Placement, pursuant to which it derived net proceeds of approximately $1,135,000 through the sale of $1,250,000 convertible subordinated promissory notes ("April 1998 Notes") and warrants ("April 1998 Warrants") to purchase 178,571 shares of Common Stock. The April 1998 Warrants are exercisable at a price ("Conversion Price") equal to the lesser of (i) $7.00 or (ii) the offering price per share in a "Qualified Private Placement," i.e., a private placement which raises an aggregate of $4 million of gross proceeds for the Company. The April 1998 Warrants are exercisable until April 2001. The April 1998 Notes accrue interest at the rate of 10% per annum and are payable on the earlier of January 15, 1999 or the date of the closing of a Qualified Private Placement. The holders have the right at any time to convert all or any portion of the April 1998 Notes into the number of shares of common stock determined by dividing the unpaid principal amount of the April 1998 Notes by the Conversion Price.

     In April 1998, certain holders of promissory notes issued in a private placement consummated by the Company in December 1996 agreed to allow the Company to defer repayment of an aggregate of $2,400,000 of such notes from November 1998 to January 1999.

     In April 1998, the Company entered into an agreement with an investor, pursuant to which the investor has agreed to acquire up to $2,000,000 of common stock or other securities ("$2,000,000 Commitment") at a discount to the market price of such securities. The Company can require the investor to acquire the securities on thirty days' written notice until December 31, 1998. In consideration thereof, the Company issued the investor warrants to purchase 100,000 shares of common stock at an exercise price of $7.50 per share. The warrants are immediately exercisable and will remain exercisable until April 13, 2001. In connection with introducing this investor to the Company, the Company granted to each of Messrs. Barry Rubenstein, a principal stockholder of the Company, and Eli Oxenhorn options to purchase 50,000 shares of common stock at an exercise price of $7.125 per share. The options became exercisable in September 1998 and will remain exercisable until April 2003.

     In October 1998, the Company consummated a private placement ("October 1998 Private Placement") from which it derived net proceeds of $1,846,750 through the sale of 1,198,000 shares of common stock for a purchase price of $1.625 per share. The Company used a portion of the proceeds to repay $1,250,000 aggregate principal amount of April 1998 Notes and accrued interest of $24,315. In addition, in lieu of compensating Pennsylvania Merchant Group ("PMG") for serving as placement agent of the October 1998 Private Placement, the Company reduced the exercise price of warrants to purchase 100,000 shares issued to PMG in July 1997 in connection with the provision of financial consulting services from $7.00 per share to $1.625 per share.

     In November 1998, J. Mark Rubenstein resigned as a director and officer of the Company. Mr. Rubenstein was the former shareholder of CCI who joined the Company in February 1998 when CCI merged with the Company. In connection with his departure from the Company, Mr. Rubenstein sold to certain investors, including Shelly Finkel, Chairman of the Board of the Company, Michael Hoppman, Chief Financial Officer of the Company and Barry Rubenstein, a principal stockholder (the "Investors") an aggregate of 353,393 shares of common stock and the $1,000,000 CCI Note for an aggregate purchase price of $575,000. Mr. Rubenstein also contributed back to the Company 47,891 shares of common stock in consideration of the $298,364 that he owed to the Company relating to Access.

     In November 1998, the Company offered the Investors the opportunity to convert the $1,000,000 CCI Note into shares of common stock at a conversion rate of $1.23 per share (such price being equal to the average closing price of a share of common stock during October 1998). The Investors accepted the conversion offer and converted the CCI Note into an aggregate 813,008 shares common stock. The Investors forgave interest of $60,000 due on the CCI Note. There was no gain or loss recognized on the conversion of the CCI Note.

     The Company incurred significant net losses and negative cash flow from operations during 1996 and 1997. Due in part to the NATW and CCI mergers, and a continuation of negative cash flow from operations through September 30, 1998, the Company's cash balance has declined to approximately $1,300,000 at November 20, 1998. Further, management's current projections indicate that the Company will continue to generate operating losses and negative cash flow from operations through the remainder of 1998, making it necessary for the Company to raise capital to satisfy its obligations as they become due. To that end, the Company completed the April 1998 Private Placement, which generated net proceeds of approximately $1,135,000, obtained the $2,000,000 Commitment and completed the October 1998 Private Placement which generated net proceeds of $1,846,750. In addition, the Company converted the $1,000,000 CCI Note into common stock during the fourth quarter of 1998 and has obtained deferrals of certain other promissory notes payable aggregating $3,400,000 from the fourth quarter of 1998 to the first quarter of 1999. The Company believes that the proceeds from the April 1998 Private Placement, the deferrals of certain promissory notes and the proceeds from the October 1998 Private Placement, together with the conversion of the CCI Note into common stock, will enable the Company to continue its operations through the end of 1998. However, the Company has significant loan payments due in the first quarter of 1999, which it will not be able to satisfy unless it obtains additional financing or further loan payment deferrals. The Company does not have any other arrangements with respect to, or sources of, additional financing and there can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all. The failure to obtain such financing could have a material adverse effect on the Company.

     The assessment of goodwill recoverability, which is heavily dependent on projected financial information and the goodwill amortization period, are significant accounting estimates as contemplated by the American Institute of Certified Public Accountants' Statement of Position 94-6, "Disclosure of Certain Significant Risks and Uncertainties." Further, the Company operates in an industry which is rapidly evolving and extremely competitive and continues to generate significant net losses and negative cash flow. It is reasonably possible that the Company's accounting estimates with respect to the useful life and ultimate recoverability of goodwill could change in the near term and that the effect of such changes on the financial statements could be material. While management currently believes that the recorded amount of goodwill is appropriate at September 30, 1998, there can be no assurance that the Company's future results will confirm this assessment or that an additional write-down or write-off of goodwill will not be required in the future.

     At September 30, 1998, the Company had net operating loss carryforwards ("NOLs") aggregating approximately $30,000,000 available to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), utilization of prior NOLs is limited after an ownership change, as defined in this section, to an amount equal to the value of the loss corporation's outstanding stock immediately before the date of the ownership change, multiplied by the federal long-term tax-exempt rate in effect during the month that the ownership change occurred. The Company is subject to limitations on the use of its NOLs as provided pursuant to Section 382. Accordingly, there can be no assurance that a significant amount of existing NOLs will be utilized by the Company.

Year 2000 Compliance

     The Company has reviewed its critical computer systems and other computer-based operational equipment to identify how the Company may be impacted by the Year 2000 problem. The Year 2000 problem arises because many computer systems may not recognize the correct date at the rollover of the two-digit year value to 00. This could cause systems to fail or process transactions incorrectly, thus causing disruptions to operations or an inability of the Company to provide services to its customers. The Company has contacted the suppliers of its computer-based systems and has received written confirmation from its suppliers that its critical computer software and hardware is Year 2000 compliant. The Company estimates the costs of its Year 2000 compliance issues will be less than $100,000, which is not expected to be material to the Company's financial position, cash flow or results of operations.

     As part of the Company's Year 2000 compliance review, the Company is in the process of contacting its primary vendors and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their Year 2000 compliance issues. The Company is in the early stages of this phase of its Year 2000 review and will continue to contact its significant vendors and customers as part of its Year 2000 compliance review. However, there can be no guarantee that the systems of the companies on which the Company's business relies will be timely converted or that failure to convert by another company will not have a material adverse effect on the Company and its operations.

     The Company believes that the risks associated with the Year 2000 issues primarily relate to the failure of its suppliers and key customers to timely address their Year 2000 issues. Such failure could result in significant disruption to the Company's daily operations. While the Company believes that its Year 2000 compliance review procedures will adequately address the Company's internal Year 2000 issues, until the Company receives responses from its significant vendors and customers, the overall risks associated with the Year 2000 issue remain difficult to accurately describe and quantify, and there can be no guarantee the Year 2000 issue will not have a material adverse effect on the Company's business, operating results and financial position.

     The Company currently has not implemented a Year 2000 contingency plan. The Company intends to devote the resources necessary to assure that Year 2000 compliance issues are resolved. The Company plans to develop and implement a contingency plan by the end of April 1999 in the event the Company's Year 2000 compliance initiatives, particularly those that relate to third parties, fall behind schedule.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings

     In June 1998, IDB WorldCom Services, Inc. ("Worldcom") commenced an action against the Company in the Court of Common Pleas of Philadelphia, Pennsylvania. The complaint alleges that from March 1995 through March 1997, Worldcom provided certain long distance and other telecommunications services for which it was not paid. Worldcom alleges that the Company owes $698,419.36, inclusive of interest, for such services. The Company has retained counsel in this matter and will vigorously defend this action. The Company believes that it has adequately accrued for this liability, after giving effect to the Company's offsets and counterclaims.

Item 2.  Changes in Securities and Use of Proceeds

(c)      Recent Sales of Unregistered Securities

         During the three months ended September 30, 1998, the Company made the following sales of unregistered securities:

                                                                Consideration
                                                                 Received and
                                                                Description of                          If Option, Warrant
                                                               Underwriting or                            or Convertible
                                                              Other Discounts to     Exemption from     Security, Terms of
                                                            Market Price Afforded     Registration         Exercise or
Date of Sale            Title of Security   Number Sold         to Purchasers            Claimed            Conversion
-------------           -----------------   -----------     ----------------------   --------------     -------------------
9/4/98                  Common Stock           4,049        conversion of 6%              4(2)                 N/A
                                                            Senior Secured
                                                            Convertible Promissory
                                                            Notes


Item 5.  Other Information

     On September 16, 1998, the Company was notified by the Nasdaq Stock Market that its securities were delisted from the Nasdaq SmallCap Market at the close of business on such date for failure to meet the Nasdaq listing maintenance requirements.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.45    Amendment to Employment Agreement between the Company and David
              Tobin

     10.46    Amendment to Merger Agreement by and among the Company, CCI and
              J. Mark Rubenstein

     10.47    Agreement between the Company and J. Mark Rubenstein

     10.48 Termination of Employment Agreement between the Company and J. Mark Rubenstein

     27       Financial Data Schedule (9/30/98)

(b)      Current Reports on Form 8-K

         None.

                                   SIGNATURES


     In accordance with requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   November 20, 1998
                                   GLOBAL TELECOMMUNICATION SOLUTIONS, INC.


                                        /s/ Michael Hoppman
                                   By:______________________________________
                                         Michael Hoppman, Vice President
                                     and Chief Financial Officer (and principal
                                            accounting officer)

                                  EXHIBIT INDEX



Exhibit
Number    Description

10.45    Amendment to Employment Agreement between the Company and David Tobin

10.46 Amendment to Merger Agreement by and among the Company, CCI and J. Mark Rubenstein

10.47    Agreement between the Company and J. Mark Rubenstein

10.48 Termination of Employment Agreement between the Company and J. Mark Rubenstein

27       Financial Data Schedule (9/30/98)