Form 10KSB
period 1998-12-31
GLOBAL TELECOMMUNICATION SOLUTIONS INC
filed 1999-04-15
CIK 925004

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 31, 1998

                                       OR

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the transition period from _____________  to _____________

                         Commission file number 1-13478

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
                  -------------------------------------------
                 (Name of Small Business Issuer in Its charter)

             Delaware                                   13-3698386
-------------------------------             ----------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

10 Stow Road, Suite 200, Marlton, New Jersey                    08053
--------------------------------------------                -------------
 (Address of Principal Executive Offices)                     (Zip Code)

                                 (609) 797-3434
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

 Title of Each Class:                 Name of Each Exchange on Which Registered:

 Common Stock, par value $.01 per share               Boston Stock Exchange

 Common Stock Purchase Warrants                       Boston Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:         None

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|
No |_|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The information required in Part III by Items 9, 10, 11 and 12 is incorporated by reference to the issuer's proxy statement in connection with its Annual Meeting of Stockholders which will be filed by the issuer within 120 days after the close of its fiscal year.

     The issuer's revenues for its most recent fiscal year were $31,178,125.

     As of April 1, 1999, the aggregate market value of the issuer's Common Stock held by non-affiliates of the issuer (based on the last sale price of such stock) was $6,296,289. At April 1, 1999, 14,429,081 shares of the issuer's Common Stock were outstanding.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

     Global Telecommunication Solutions, Inc. ("Company" or "GTS") provides prepaid phone cards that allow users to access reliable, convenient and cost-effective domestic and international telecommunications services. The Company markets (1) traditional prepaid phone cards to consumers through distributors and retail establishments, such as convenience stores, supermarkets, drug stores and mass merchandisers and (2) custom-designed promotional phone cards directly to businesses to enhance the marketing of their products and services.

     As of March 31, 1999, the Company has experienced significant cash flow difficulties. The Company's ability to implement its business strategy as set forth below is contingent upon its ability to obtain additional financing. During the first quarter of 1999, the Company negotiated with several potential financing sources in an attempt to raise additional debt capital, but, to date, has been unsuccessful. For a more detailed discussion of the Company's current financial position, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Corporate Background

     The Company was incorporated under the laws of the State of Delaware in December 1992. The Company's principal executive offices are located at 10 Stow Road, Suite 200, Marlton, New Jersey 08053 and its telephone number is (609) 797-3434. In February 1998, the Company acquired, through two separate mergers, Centerpiece Communications, Inc., a New Jersey corporation ("CCI"), and
Networks Around the World, Inc. ("NATW"). For further information relating to these mergers, see "Management's Discussion and Analysis of Financial
Condition and Results of Operations-Liquidity and Capital Resources."

Market Opportunity

     The court-directed divestiture of the Bell System in 1984 created competition in the long distance market. Over time, alternatives to AT&T, the long distance carrier resulting from the divestiture, began to emerge to compete for long distance customers. One type of competitor that emerged from the changing long distance market was the reseller, an entity that purchases a high volume of long distance minutes from major carriers at rates significantly lower than those that could be obtained by individuals and small businesses, and resells those minutes to its own customer base. Eventually, certain resellers began to market resold long distance minutes through the sale of prepaid phone cards.

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

     Prepaid phone cards have been widely used throughout Europe and Asia for more than fifteen years. Although prepaid phone cards were not used on a widespread basis in the United States prior to 1994, the market in the United States is rapidly expanding, with annual sales of prepaid phone cards growing from an estimated $100 million in 1993 to an estimated $3.2 billion in 1997. Industry analysts project annual sales of prepaid phone cards in the United States to reach approximately $4.8 billion by 2000. The Company anticipates that continued industry growth will be fueled by (1) increasing consumer acceptance of prepaid phone cards and recognition of their cost and convenience advantages over standard credit calling cards, collect calling and other options available to consumers seeking to place phone calls when away from the home or office and
(2) a broader base of consumer segments using prepaid phone cards, such as business employees, students and travelers.

     As the prepaid phone card industry evolves, the Company believes that traditional prepaid phone cards will increasingly become a commodity and that the successful competitors will be those that (1) establish a brand name recognized for reliable telecommunications services and responsive customer service, (2) improve operating margins by optimizing their own switching and network facilities to reduce transmission costs through least-cost routing, (3) possess the experience and calling volume to negotiate carrier agreements with multiple long distance carriers that provide favorable volume discounts and (4) differentiate their cards and services.

Strategy

     The Company's strategy is to continue the rapid growth of its operations and capture an increasing share of the expanding prepaid phone card market. Key components of the Company's strategy include:

o expanding the domestic retail distribution channels for the Company's prepaid phone cards with sales efforts focused on convenience stores, supermarkets and drug stores;

o    continuing to expand its interconnected switching network;

o pursuing electronic distribution of its prepaid phone cards through the Internet; and

o pursuing other growth opportunities including: identifying a broader base of consumer segments for the Company's prepaid phone cards, such as business employees, students and travelers; exploring alternative methods of prepaid phone card distribution, such as electronic inventory distribution control terminals ("EIDC Terminals"), vending machines and ATM machines; leveraging its existing distribution relationships to sell alternative prepaid products, such as prepaid cellular telephones and prepaid local telephone service; and expanding strategic relationships with other telecommunications services providers.

     Expanding Distribution

     Domestic Retail. The Company's in-house sales people market the Company's traditional prepaid phone cards domestically

o directly to national, regional and independent retail establishments that sell phone cards to a wide range of end users,

o to independent distributors with widespread distribution channels and access to a substantial number of retailers, such as phone card distributors, newsstand distributors, food brokers and tobacco and confectionery distributors, and

o to other marketing companies and organizations that sell phone cards to consumers within specific niche markets.

     The Company intends to increase domestic sales by focusing its sales efforts on convenience stores, supermarkets and drug stores, and by recruiting additional distributors to market and promote its prepaid phone cards to local, regional and national retailers. The Company also will attempt to increase sales by distributing phone cards over the Internet to customers.

     Promotional Phone Cards. The Company intends to broaden its promotional phone card offerings by combining a team of highly experienced sales professionals with a group of voice response marketers. The Company has acquired an interactive voice response unit. This unit will permit the Company to provide its corporate customers with demographic and other information from those customers that utilize the Company's promotional phone cards. The Company is specifically marketing its promotional phone card programs to the health care industry in an effort to expand its promotional phone card distribution. The health care industry spends in excess of $20 billion per year in marketing and promotional activities.

     Expanding Switching Network

     The Company intends to continue to expand its network of switching platforms by installing additional switching platforms or entering into strategic relationships with other telecommunications service providers within and outside the United States to provide reliable, cost-effective telecommunications services. The Company believes that the installation of switching platforms in strategically located markets can substantially reduce costs associated with customers accessing its switching platforms and terminating telephone calls. See "-Telecommunications Infrastructure."

Products and Telecommunications Services

     The Company's core product line consists of traditional prepaid phone cards marketed domestically. The Company also offers custom-designed promotional phone cards for business promotional use. The Company intends to offer traditional phone cards electronically over the Internet. Some of the enhanced services typically offered with the Company's phone cards include the following:

o customized voice greetings, which the Company believes to be an attractive feature to large retailers and businesses that utilize the Company's promotional phone cards,

o    foreign language voice prompts and instructions, and

o sequential calling, which permits customers to place additional calls without exiting the platform.

     In addition, the Company intends to offer other prepaid telecommunications products through its established distribution channels, such as prepaid cellular telephones and prepaid local telephone service. Many of the Company's distributors offer other products and services to their retail customers. The Company believes that it can leverage its relationships with these distributors to sell additional prepaid telecommunications products and services through the same distribution channels.

     Traditional Phone Cards Marketed Domestically

     The Company's primary marketing and distribution strategy is to target retailers directly and through distributors that sell the Company's phone cards to end users. The Company has and will continue to increase retailers' awareness of the profit potential of offering prepaid telecommunications services, the minimal space needed to sell the Company's phone cards and the ability of the Company's phone cards to generate ongoing residuals for retailers through recharge revenues. In furtherance of its strategy, the Company facilitates the display of its phone cards by providing (1) turnkey merchandising materials, which include retail packaging and complete point of sale display and signage systems and (2) retail promotion programs for which the Company and the retailer share costs. Additionally, the Company has begun offering its EIDC Terminals to its retail customers.

     The Company's EIDC Terminal is a device installed at the retailer's business that provides PIN inventory management for each of the Company's retail customers that utilizes the EIDC Terminal. The EIDC Terminal is equipped with a printer that prints the back of the phone card, including the PIN, at the time the retailer sells the phone card to a customer. This process eliminates all inventory management and control issues for the retailer, including theft of active PINs. Moreover, the EIDC Terminal provides the retailer with the ability to instantly generate reports detailing phone card sales by, among other things, location, clerk shift and range of dates. Finally, the EIDC Terminal eliminates all inventory costs for the retailers because they are only billed for phone cards sold.

     Traditional prepaid phone cards permit users to place local, long distance and international calls from any touch-tone telephone. Customers utilizing the Company*s traditional phone cards can place outbound domestic and international long distance calls from the United States to more than 220 countries. The Company's rechargeable traditional phone cards enable customers to add additional calling time to the phone cards at certain retail locations and, in some cases, by dialing a toll-free number and furnishing major credit card information. This allows customers to continue to use the same PIN and generates ongoing residual sales for retailers. Unlike most products sold by retailers, the Company's traditional phone cards enable retailers to generate revenues beyond initial sale of the cards. The Company pays additional commissions to the retailer based on the dollar value added on any card sold by that retailer, so long as that retailer continues to offer the Company's phone cards. The Company believes that this program increases retailer loyalty and creates an incentive for retailers to sell its prepaid phone cards.

     During the first quarter of 1998, the Company introduced the "GTS Card," a new traditional phone card. The GTS Card was designed to create brand loyalty by providing reliable telecommunications service and responsive customer service at a good value. The Company has differentiated the GTS Card from other traditional prepaid phone cards by charging per-minute rates for domestic telephone calls based upon the mileage between the calling party and the called party. A call placed to a destination under ten miles will cost consumers substantially less than a call placed across the country. For example, assuming a $10 card, a consumer placing a local call will have the opportunity to speak for 90 minutes, while a person calling across the country will have the opportunity to speak for 30 minutes. Additionally, unlike other traditional phone cards, (1) consumers always have the opportunity to utilize all of the value on the GTS Card because it never expires and (2) the GTS card is fully refundable if the customer is not satisfied. The Company markets the GTS Card to national and regional convenience store chains through direct sales and distributors.

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


Telecommunications Infrastructure

     General

     Each call made using the Company's traditional phone card is comprised of two components: (1) an inbound or originating call, which accesses one of the Company's switching platforms and (2) an outbound or terminating call, which connects the end user to the destination called. Currently, most customers access the Company's switching platforms by dialing a toll-free number. This inbound service, purchased by the Company from carriers such as Sprint, constitutes a significant portion of the Company's costs with respect to the telephone call. Once the Company's switching platform is accessed, the call is directed by the Company's switching platform to the network of a long distance reseller for transport to the appropriate call destination. Costs incurred by the Company in connection with consumers accessing the Company's switching platforms and the carriage of a call from the Company's switching platform to the call destination include variable costs incurred in accessing the local exchange carrier in each local access transport area ("LATA").

     Switching Facilities

     The Company currently owns and operates six STX switches manufactured by NACT Telecommunications, Inc. ("NACT"). Three of these switches are located in Jersey City, New Jersey ("New Jersey STX") and three are located in Miami, Florida ("Miami STX"). The Miami STX is located at the Company's leased facility and is maintained by the Company's employees, with the assistance of NACT. The New Jersey STX is located at the offices of NTT Data Communications Systems Corporation ("NTT") and is maintained by the Company's employees, with the assistance of NTT representatives and NACT. The Company and NACT have entered into agreements pursuant to which NACT licenses software to the Company and provides technical support and platform maintenance. The Company also owns and is in the process of installing an interactive voice response system manufactured by APEX Voice Communications ("APEX"). This system is located at the Company's leased facility in Los Angeles, California and is maintained by the Company's employees with the assistance of APEX. In addition to its own switching facilities, the Company utilizes or has utilized the switching facilities of outside vendors for certain of its enhanced services and/or interactive products, including Interactive Communications International, Inc., a subsidiary of U.S. South Communications, Inc., and Interactive Media Works, Inc.

     The Miami STX and the New Jersey STX provide phone card services to the Company's domestic traditional prepaid phone card customers and, in many instances, end users of the Company's promotional phone cards. These switching platforms are designed for the specific purpose of providing prepaid phone card services, unlike many other switching platforms that must operate contemporaneously with front end processors functioning outside of the switching platform. These platforms allow the Company to route each telephone call to the least expensive long distance carrier, determined by either the origin of the call, or the city, country, area code or exchange where the call will terminate.

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

     The Company's APEX interactive voice response system will allow the Company to provide enhanced service and interactive phone card programs. This system will give the Company flexibility in the creation and management of corporate promotional phone card programs and will enable the Company to provide its corporate customers with specialty programs such as voice mail, surveys and fax mail. This system also will serve as a west coast point of presence that could provide the Company with connectivity to carriers whose services may not be available economically on the east coast.

     Carrier Agreements

     The Company has carrier agreements with numerous long distance carriers to originate toll-free access to the Company's switching facilities domestically and internationally and to terminate domestic and international long distance calls over these carriers' networks. The carrier agreement between the Company and Sprint requires the Company to satisfy a $1,000,000 minimum monthly usage commitment to receive favorable pricing. Failure to meet the minimum commitment would obligate the Company to pay underutilization charges equal to 25% of the difference between the minimum commitment and the net usage. The majority of the Company's domestic toll-free origination and termination minutes currently are carried over Sprint's network. The Company's agreement with Sprint expires on November 30, 1999. The Company believes that it will be able to renew this contract or otherwise negotiate comparable arrangements.

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

     License

     In August 1995, the Company obtained a nonexclusive patent license from Ronald A. Katz Technology Licensing, L.P. to use over 25 patents related to telecommunications processes. The Company is required to pay a percentage of annual activation revenues, subject to annual minimum royalty payments. The term of the license continues until November 2011, when the last patent expires. Although the Company is not current in its royalty payments to the licensor, the Company believes that it has adequately accrued for this liability. The Company has not fully investigated the implications related to the nonpayment of the license fees. However, it is possible that this situation could have a material adverse effect on the Company.

Sales

     The Company sells its prepaid phone cards and other services to domestic retailers and distributors, and to business customers. The Company also participates in trade shows, direct marketing and print advertising and develops promotional kits to market its promotional and custom-designed cards to retailers and businesses.

     Domestic Retail Sales

     The Company sells its prepaid phone cards domestically through an in-house sales force consisting of seven sales people and a network of independent brokers and distributors. The Company's traditional prepaid phone cards are sold

o directly to national, regional and independent retail establishments that sell phone cards to a wide range of end users,

o to independent phone card distributors with widespread distribution channels and access to a substantial number of retailers, such as newsstand distributors, food brokers and tobacco and confectionery distributors, and

o to other marketing companies and organizations that sell phone cards to consumers within specific niche markets.

The Company's diverse domestic retail base includes convenience stores, supermarkets, drug stores, mass merchandisers, maritime outlets (through which cards are sold to individuals working on cruise ships and cargo vessels) and similar retail outlets.

     In marketing traditional prepaid phone cards to retailers, the Company emphasizes profit potential, including the possible generation of ongoing commissions to the retailer through payment of additional commissions based on thenumber of minutes recharged on any prepaid phone card sold by the retailer so long as the retailer continues to offer the Company's phone cards. The Company believes that this program increases retailer loyalty and creates an incentive for retailers to sell the Company's prepaid phone cards. The limited retail shelf space necessary to offer the Company's products also is emphasized by the Company in its retail marketing efforts. Additionally, the Company assists retailers in promoting the prepaid phone cards and the Company's other products by providing turnkey merchandising and marketing materials, including customized retail packaging and point of sale display systems.

     The Company has agreements with retailers and distributors that generally provide for a term of one to three years and require that the retailer or distributor sell the Company's phone cards exclusively. These agreements also provide for wholesale prices reflecting discounts ranging from 20% to 50% of the retail selling price and contain customary covenants and conditions, including indemnification, confidentiality and other standard provisions acceptable to the Company. Additionally, the Company has arrangements with retailers and distributors that are not embodied in written agreements having specific terms which can be terminated at any time.

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

     The Company's customer support division provides support to its retail customers and distributors, which are divided into groups. Each account manager is assigned a particular group for which he or she serves as liaison. Each account manager uses the Company's management information system to interface with the Company's NACT STX switching platforms from his or her computer terminal. This direct link provides the account managers with real-time information concerning customers' accounts.

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

Competition

     The telecommunications services industry generally, and the prepaid phone card industry specifically, is intensely competitive, rapidly evolving and subject to constant technological change. As the prepaid phone card industry has grown, industry analysts estimate that the number of companies marketing prepaid phone cards has increased from approximately 75 companies in 1994 to more than 500 in 1998, some of which have substantially greater resources than those of the Company. Further, the Company's prepaid phone cards not only compete with other prepaid phone cards, but also with credit calling cards, collect calling services, hotel telephones, public pay telephones and other long distance services. The Company believes that it competes with any medium by which a consumer places a telephone call when away from the home or office.

     The Company believes that its established reputation in the prepaid phone card industry among retailers, distributors and business customers, its existing telecommunications infrastructure and its experienced management team provide it with important advantages over competitors. The Company believes that the primary competitive factors affecting the prepaid phone card market are price, quality and reliability of service, ease of use, service features and name recognition. The Company believes that it is competitive in these areas.

     The Company's prepaid phone cards provide a more convenient and cost-effective alternative to other long distance services intended for use away from a consumer's home or office. The Company's phone cards are easy to use and can be utilized from any touch-tone telephone. Unlike credit calling cards, prepaid phone cards do not require users to fill out credit applications and allow consumers to budget telephone expenses effectively. The Company's phone cards provide a less expensive alternative to most credit calling cards, collect calling services, hotel telephones and public pay telephones.

Government Regulation

     The provision of telecommunications services is regulated by the federal and state governments of the United States. Federal laws and regulations promulgated by the Federal Communications Commission ("FCC") apply to interstate and international telecommunications, while state regulatory authorities have jurisdiction over telecommunications services that originate and terminate within the same state. Various other international authorities also may seek to regulate telecommunications services originating in their respective countries.

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

     The Communications Act governs all common carriers, including AT&T, MCI Worldcom and Sprint, as well as entities, such as the Company, that resell transmission services using other common carriers' facilities. The Company has applied for and received all necessary authority from the FCC to provide domestic and international telecommunications services through the resale of switched services of U.S. facilities-based carriers. The FCC reserves the right to condition, modify or revoke such authority for violations of the Communications Act or its rules.

     Nondominant carriers (i.e., carriers that do not have the power to control prices), such as the Company, currently must maintain tariffs on file with the FCC for their international services, although, as discussed below, the issue of whether nondominant carriers must file tariffs for their interstate, domestic, long distance services currently is under review. The tariffs of nondominant carriers and the rates and charges they specify are subject to FCC review, but are presumed to be lawful and are seldom contested. In general, nondominant domestic common carriers are required to charge reasonable rates and are prohibited from engaging in unreasonable practices in the provision of their services. As an international nondominant carrier, the Company is required to include detailed rate schedules in its international tariffs. The Company has filed all required tariffs with the FCC.

     On October 31, 1996, the FCC released an order eliminating the requirement that nondominant interstate carriers, such as the Company, maintain tariffs on file with the FCC for domestic interstate services. The FCC's rules are pursuant to authority granted to the FCC in the 1996 Act to forbear from regulating any telecommunications service provider if the FCC determines that the public interest will be served. Under the new rules, after a nine-month transition period, nondominant interstate carriers need no longer file tariffs, although they have the option of ceasing to file such tariffs immediately. Petitions for review of the FCC's order were filed by MCI, among others, with the United States Court of Appeals for the District of Columbia Circuit, which on February 13, 1997 stayed the FCC's order. Accordingly, on March 6, 1997, the FCC reinstated its prior rules requiring nondominant carriers providing interstate, domestic, long distance service to file tariffs.

     In September 1996, the FCC adopted rules governing the pay telephone industry that established a means to compensate all pay telephone service providers for every call completed from their pay telephones, including calls that utilize toll-free access and access codes. The FCC's compensation plan, as amended, requires long distance resellers, such as the Company, to compensate pay telephone providers $0.24 for each completed dial around call made from October 1, 1997. However, the FCC did not address the per-call compensation rate for the period from October 1996 to October 1, 1997, but indicated that it would be addressed in a future order.

     In October 1997, the FCC issued an order waiving certain obligations of local telecommunications companies to provide long distance resellers with the information necessary to determine whether a call originated from a pay telephone. The FCC extended this waiver to October 1998, but has not acted to date to enforce the obligation for provision of the pay phone specific identifier. This is problematic to the Company because while the Company is still responsible for compensating pay telephone service providers as required by the FCC, the Company cannot pass these charges through to its phone card users unless the Company knows that the call originated from a pay telephone at the time the call was placed. While the Company believes that it has adequately accrued for potential obligations related to this compensation obligation, it is possible that the FCC may enact regulations that could result in material liabilities. No payments related to these fees had been made as of December 31, 1998.

     In May 1997, the FCC issued an order to preserve and advance universal telephone service. The order requires all telecommunications carriers providing interstate telecommunications services to contribute to a fund. Effective January 1, 1998, contributions are assessed based upon intrastate, interstate and international end user gross telecommunications revenue. Although the FCC has not yet finally determined the contribution assessment rate, the Company estimates that the assessment could be as much as 5% of such revenue for the calendar year 1998, and could increase or decrease in subsequent years. While the Company believes that it has adequately accrued for its contribution to this fund, it is possible that the FCC may enact regulations concerning the fund that could result in additional material liabilities. No payments related to these fees had been made as of December 31, 1998.

     The Company has not yet fully investigated the implications related to the nonpayment of these regulatory fees. However, it is possible that this situation could have a material adverse effect on the Company.

     State

     The provision of intrastate long distance telecommunications services and local exchange services is subject to various state laws and regulations, including prior certification, notification and/or registration requirements. The scope of such regulation varies from state to state, with certain states requiring the filing and regulatory approval of various certifications and state tariffs. For example, many states regulate prepaid phone card providers by requiring them to apply for certification. The Company conducts a substantial part of its business in Florida, New York, California, Texas and New Jersey. While the Company either has obtained or applied for certification in these states, there can be no assurance that state regulators will grant the Company all required authorizations. Many states, including Florida, California and Texas, have implemented or are considering implementing other rules that specifically regulate prepaid phone card providers. The Company continually evaluates the regulations governing the provision of intrastate telecommunications services in numerous states and seeks to obtain operating authority in those states in which it provides or expects to provide service and that require authority. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations and policies of the state regulatory authorities. Fines and other penalties, including, for example, the return of all monies received for intrastate traffic from residents of a state, may be imposed for such violations.

     In November 1997, Congress enacted legislation that specifically addressed the application of federal excise taxes to the sale of prepaid phone cards. Accordingly, the Company began to file federal excise tax returns. Since then, the Internal Revenue Service has issued draft regulations further defining the application of federal excise taxes to prepaid phone cards. However, the taxation of prepaid phone cards is evolving and is not specifically addressed in certain state jurisdictions in which the Company does business. Many states have adopted or are considering legislation intended to tax prepaid phone cards at the point of sale rather than based upon card usage. The Company has not filed any state sales and use tax returns nor has it remitted any such taxes to state taxing authorities. While the Company believes that it has adequately provided for such taxes and related compliance costs, it is possible that certain states may enact legislation or interpret current laws in a manner that could result in additional tax liabilities, which could be material.

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

Trademarks

     Global Link(R) and the design of the Global Link prepaid phone card are registered U.S. trademarks of Global Link Telecom Corporation, a wholly-owned subsidiary of the Company ("Global Link"). Applications also have been filed and/or registrations have been secured for Global Link(R) and/or the design of the Global Link(R) phone card in Australia, Brazil, Canada, France, Germany, Korea, Japan, Spain, Taiwan and the United Kingdom. The Company or Global Link also has filed trademark applications with the United States Patent and Trademark Office seeking registration of the following marks: Connecting People Around the Globe(TM); Global Link Worldwide(TM); and Pets-in-Need(TM). The combined name and design of CCI's prepaid phone card, The Great Phone Card(R), is a registered U.S. trademark of CCI. There can be no assurance that the Company will receive registrations for any applied for trademarks or that any registered trademark will provide the Company with any significant marketing or industry recognition, protection, advantage or benefit.

Employees

     As of April 1, 1999, the Company had 61 full-time employees and 12 part-time employees. None of the Company's employees is covered by a collective bargaining agreement. The Company never has experienced an employment-related work stoppage and considers its employee relations to be satisfactory.


ITEM 2. DESCRIPTION OF PROPERTY

     In January 1995, Global Link entered into a lease for approximately 7,500 square feet of space located at 5697 Rising Sun Avenue, Philadelphia, Pennsylvania, which, until August 1998, housed the Company's principal executive offices, computer systems and packaging facilities. Global Link rents this space from JilJac Realty Company ("JilJac"), a general partnership owned by Gary J. Wasserson, the Company's former Chief Executive Officer and a consultant to the Company until December 31, 1998. The term of the lease is five years and provides for an annual rent of $50,400 during 1996, $52,900 during 1997, $55,566 during 1998, and $58,344 during 1999. In July 1997, the Company leased additional storage space from JilJac on a month-to-month basis for $3,500 per month. The Company terminated the lease solely for this additional space on June 29, 1998.

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

     In August 1995, the Company entered into a lease for approximately 1,930 square feet of space for its sales offices located at 60 East 42nd Street, New York, New York. The term of the lease is 62 months and provides for an annual rent of $45,248. In December 1998, the Company entered into an agreement with Shelly Finkel Management ("SFM"), a company owned by Shelly Finkel, the Company's Chairman of the Board, pursuant to which, in consideration of the Company's $48,000 payment to SFM, SFM agreed to assume all of the obligations under the lease and indemnify and hold the Company harmless from all losses, costs and expenses associated with the lease arising after December 31, 1998. To date, the Company has paid SFM $24,000.

     In June 1998, the Company entered into a lease for approximately 500 square feet of space for its marketing office at 233 7th Street, Garden City, New York. The lease was originally for a three-month period with an option to extend for an additional three months. The Company now occupies the space on a month-to-month basis for a monthly rental of $1,000.

     In August 1998, the Company entered into a lease for 9,362 square feet of space located at 10 Stow Road, Suite 200, Marlton, New Jersey, which houses the Company's principal executive offices and computer systems. The term of the lease is five years and provides for an annual rent of $87,875 during the first year, $89,875 during the second year, $92,683 during the third year, $95,492 during the fourth year and $98,301 during the fifth year.

     The Company believes that its facilities are adequate for its present purposes. The Company believes that as it grows, it will require additional facilities, and that such facilities will be readily available.


ITEM 3. LEGAL PROCEEDINGS

     On April 9, 1998, the Company, CCI and NATW commenced an action for breach of contract, unjust enrichment, implied contract and fraud against Access Telecom, Inc. ("Access Telecom") and Douglas P. Haughn in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida. NATW and CCI are wholly-owned subsidiaries of the Company that were merged into the Company in February 1998. Access Telecom, a provider of long distance services to each of NATW and CCI prior to and after the respective mergers, ceased providing such services to the prepaid phone cards that it had sold to each of NATW and CCI, despite receiving payment for substantially all of the phone cards. The Company is seeking damages in excess of $1,000,000.

     In June 1998, IDB WorldCom Services, Inc. ("WorldCom") commenced an action against the Company in the Court of Common Pleas of Philadelphia, Pennsylvania. The complaint alleges that from March 1995 through March 1997, WorldCom provided certain long distance and other telecommunications services for which it was not paid. WorldCom alleges that the Company owes WorldCom $698,419.36, inclusive of interest. The Company intends to vigorously defend this action. The Company believes that it has adequately accrued for this liability.

     The Company also is involved in litigation incidental to its business. Such litigation can be expensive and time consuming to prosecute or defend. The Company believes that these pending litigation matters, in the aggregate, could have a material adverse effect on its operating results and financial condition if resolved against the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On December 14, 1994, the Company's Common Stock and Warrants commenced quotation on the Nasdaq SmallCap Market ("Nasdaq") under the symbols GTST and GTSTW, respectively, and became listed on the Boston Stock Exchange under the symbols GTL and GTLW, respectively. The Common Stock and Warrants were delisted from Nasdaq on September 17, 1998 because the Company was not in compliance with various requirements for continued listing. The Common Stock and Warrants currently are traded on the OTC Bulletin Board. The following table sets forth the ranges of bid prices for the Common Stock and Warrants for the periods indicated, as reported by the OTC Bulletin Board or Nasdaq, as the case may be, the principal trading market for the Company's securities. The quotes represent inter-dealer prices without adjustments or mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.


                       Common Stock                         Warrants
               -----------------------------    -------------------------------
                     High            Low             High              Low
               --------------    -----------    ------------    ---------------
1997
----
First Quarter      10-3/8           10-1/2         1-11/16                5/8
Second Quarter     10-1/4            6-3/8           31/32               7/16
Third Quarter       9-1/2            5-1/2               1               7/16
Fourth Quarter      9-5/8          4-13/16             3/4               5/32

1998
-----
First Quarter           8            5-7/8            7/16                1/4
Second Quarter      7-3/8            3-1/8            9/32               1/16
Third Quarter      3-5/16            1-1/4            1/32                  0
Fourth Quarter          2              3/4            1/32                  0


     On April 1, 1999, the last sale prices for the Common Stock and Warrants as reported by the OTC Bulletin Board were $0.6875 and $0.02, respectively.

     As of April 1, 1999, there were 14,429,081 shares of Common Stock outstanding and 1,630,560 Warrants outstanding, held of record by 185 and 51 holders, respectively. The Company believes that there are in excess of 500 beneficial holders of each of its publicly-traded securities.

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

Recent Sales of Unregistered Securities

     During the quarter ended December 31, 1998 and through March 31, 1999, the Company made the following sales of unregistered securities.

                                                        Consideration Received                   If Option,
                                                          and Description of                     Warrant or
                                                         Underwriting or Other    Exempption     Convertible
                                                          Discounts to Market        from       Security, Terms
                                                            Price Afforded        Registration  of Exercise or
  Date of Sale    Title of Security      Number Sold        to Purchasers           Claimed     Conversion
--------------    -----------------     -------------   ----------------------   -------------  ------------------
     10/1/98       Common Stock           1,198,000     $1.625 per share              4(2)       N/A

     10/1/98       Warrants to              30,000      In lieu of cash               4(2)       Exercisable from
                   purchase Common                      compensation for acting                  10/1/98 to
                   Stock                                as placement agent                       10/1/03 at an
                                                                                                 exercise price of
                                                                                                 $1.625 per share

     11/1/98       Common Stock            813,008      Conversion of                3(a)(9)     Converted at a
                                                        promissory note                          conversion price
                                                                                                 of $1.23 per share

    12/23/98       Common Stock           3,170,912     Conversion of                3(a)(9)     Converted at
                                                        promissory notes                         conversion prices
                                                                                                 ranging from
                                                                                                 $.7025 to $.968
                                                                                                 per share

    12/23/98       Common Stock            146,342      Exchange of Warrants         3(a)(9)     Exchanged at a
                                                                                                 rate of 4.555
                                                                                                 warrants per share

     1/15/99       Common Stock           3,155,938     Conversion of debentures     3(a)(9)     Converted at a
                                                                                                 conversion rate
                                                                                                 of $.80 per share


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

Forward-Looking Statements

     When used in this Report and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the

Company, the words or phrases "management believes," "will likely result," "management expects" or "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Net sales for the year ended December 31, 1998 were $31,178,125, compared to $18,234,640 for the same period during 1997. The primary reason for the increase in net sales was due to the NATW and CCI mergers in February 1998. Net sales of promotional cards decreased to less than 1% of net sales during the year ended December 31, 1998 from 12% of net sales in the year ended December 31, 1997. The change in the sales mix resulted from the Company's aggressive pursuit of retail programs that offer greater discounts and commissions to retailers and/or reduced per-minute charges to consumers. On a pro forma basis giving effect to the mergers, sales declined from $39,415,401 during the year ended December 31, 1997 to $33,492,644 during the year ended December 31, 1998. The primary reason for the decrease was due to the loss of certain key customers.

     The Company's gross margins decreased to 5% of net sales for the year ended December 31, 1998, from 11% of net sales for the comparable period in the prior year. The primary reason for the decrease in the gross margins was due to carrier default costs aggregating $550,000 associated with the default by Access Telecom. The margins were further reduced due to (1) an increase in the sale of cards with reduced per-minute rates to consumers; (2) a reduction in revenues recognized from promotional phone card programs that historically sell at higher margins; and (3) certain regulatory fees and surcharges, such as universal service fees and dial around compensation, imposed on the Company which, due to the nature of the Company's business, cannot be fully collected from the end users of the Company's products and services.

     Selling, general and administrative expenses increased to $11,194,989 (36% of net sales) for the year ended December 31, 1998, compared to $9,640,506 (53% of net sales) for the comparable period during 1997. The primary reason for the increase was due to increases in sales and marketing personnel salaries and benefits as a result of higher sales volumes. In addition, general and administrative costs further increased due to (1) increases in professional fees, primarily financial public relations fees, investment banking fees and other consulting services, (2) increased operating expenses due to the NATW and CCI mergers and (3) the $228,497 loss related to the settlement of an indemnification arrangement with a related party.

     Depreciation and amortization expense decreased to $1,914,337 for the year ended December 31, 1998 from $2,037,222 for the year ended December 31, 1997. The decrease was primarily due to decreased amortization expense resulting from the impairment of goodwill for the year ended December 31, 1997. The decrease was partially offset by an increase in depreciation costs related to newly acquired telecommunications and computer equipment.

     During the year ended December 31, 1998, the Company recorded a $1,091,436 restructuring charge related to the closing of its Canadian subsidiary, costs associated with consolidating the Company's operations and the modification of employment agreements with three of the Company's executive officers. The Company closed its Canadian subsidiary due to recurring losses and its desire to no longer fund such operations. The closure permits the Company to focus on selling its products domestically. The Company also consolidated its operations from five to two locations with the intent of reducing operating expenses, including salaries and benefits, by eliminating duplicate positions at the various locations. As part of this consolidation, three executives' employment agreements were amended, which included the termination of their employment. Approximately $389,906 remains accrued at December 31, 1998, consisting primarily of accrued severance costs and lease termination costs.

     The Company has experienced significant net losses and negative cash flow from operations since the NATW and CCI mergers and current projections indicate this trend is expected to continue for the foreseeable future. As a result, in the fourth quarter of 1998, the Company reviewed the recoverability of the carrying amount of the goodwill that had arisen related to these mergers. In accordance with the Company's accounting policy, this review encompassed the preparation and review of projections of undiscounted cash flows covering the remaining goodwill amortization period as of December 31, 1998. This review resulted in the conclusion that an impairment loss of $12,820,868 should be recognized to reduce goodwill to its estimated fair value at December 31, 1998 of $1,952,000. In connection with the 1998 impairment review, the Company also re-evaluated the amortization period for the remaining goodwill and effective January 1, 1999, goodwill will be amortized on a straight-line basis over three years.

     The assessment of goodwill recoverability, which is heavily dependent on projected financial information and the goodwill amortization period, are significant accounting estimates as contemplated by the American Institute of Certified Public Accountants' Statement of Position 94-6, "Disclosure of Certain Significant Risks and Uncertainties." Further, the Company operates in an industry which is rapidly evolving and extremely competitive. It is reasonably possible that the Company's accounting estimates with respect to the useful life and ultimate recoverability of goodwill could change in the near term and that the effect of such changes on the financial statements could be material. While management currently believes that the recorded amount of goodwill is appropriate at December 31, 1998, there can be no assurance that the Company's future results will confirm this assessment or that an additional write-down or write-off of goodwill will not be required in the future.

     Investment and interest income was $94,617 for the year ended December 31, 1998, compared to $253,989 for the year ended December 31, 1997. The decrease was primarily due to the Company's relatively lower cash position during 1998 compared to interest earned during 1997 on the net proceeds from the Company's secondary public offering of Common Stock which was consummated in July 1997.

     Interest expense and related financing expenses for the year ended December 31, 1998 increased to $3,191,822 from $1,368,307 for the same period during 1997, primarily due to commitment fees related to a $2,000,000 financing commitment, the interest expense and financing costs associated with the April 1998 Private Placement and the interest on the NATW Notes and the CCI Note.

     For the foregoing reasons, the Company incurred a net loss of $28,569,796 for the year ended December 31, 1998, compared to a net loss of $25,535,939 for the year ended December 31, 1997.


Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Net sales for 1997 were $18,234,640, compared to $12,121,365 for 1996. Net sales of traditional cards sold through retail and wholesale distribution programs were approximately $16,047,000 in 1997, compared to approximately $9,643,000 in 1996. Net sales of promotional cards and other services decreased slightly to approximately $2,188,000 in 1997 from approximately $2,478,000 in 1996. The primary reason for the increase in net sales and shift in sales mix was the Company's aggressive pursuit of retail programs, which offered reduced per minute charges to consumers. The majority of the sales increase was primarily due to a significant increase in minutes used which was partially offset by decreases in selling prices.

     The Company's gross margins decreased to 11% for 1997 from 34% for the comparable period in the prior year. The decrease in margins was primarily the result of an increase in the sale of cards with reduced per-minute rates to consumers. In addition, margins were negatively impacted by approximately $700,000 due to the disposal of inventory and deferred costs related to a product realignment that will enable the Company to have a more consistent product and marketing focus. The Company believes that the higher sales volumes in 1997 will enable it to negotiate better rates with its carriers. However, due to the highly price competitive nature of prepaid phone cards, there can be no assurance that any reduction in carrier costs will result in higher margins as such reductions may be offset by a corresponding decrease in the per-minute charges to consumers.

     Selling, general and administrative expenses remained relatively constant, increasing marginally to $9,640,506 (53% of net sales) for the year ended December 31, 1997, from $9,226,136 (76% of net sales) for the comparable period during 1996. The Company believes that in the future, selling, general and administrative expenses should not increase in the same proportion as increases in sales volume due to relatively fixed general and administrative costs.

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

Liquidity and Capital Resources

     At December 31, 1998, the Company had cash and cash equivalents of $1,604,166 and a working capital deficit of $18,669,755, compared to $7,867,566 and positive working capital of $620,937, respectively, at December 31, 1997. Subsequent to December 31, 1998, the Company continues to generate negative cash losses from operations. The Company's cash balance has declined to approximately $655,000 at March 31, 1999.

     Net cash used in operating activities for the year ended December 31, 1998 of $372,434 was primarily due to the Company's net loss and increases in accounts receivable and inventory which increased due to the higher sales volumes. The net cash used was partially offset by non-cash items aggregating $18,635,951, such as depreciation and amortization, provision for bad debts and financing costs and a goodwill impairment charge, and was further offset by increases in accounts payable, which increased due to the Company's more favorable payment terms with its telecommunications carriers and increases in deferred revenues as a result of increased sales volumes. Net cash used in investing activities for the year ended December 31, 1998 consisted of $1,918,867 of capital expenditures and $5,320,681 related to the NATW and CCI mergers.

     In February 1998, the Company acquired, through a merger, all of the outstanding capital stock of NATW for a purchase price comprised of (1) $2,000,000 in cash, (2) an aggregate of 505,618 shares of Common Stock and (3) $1,000,000 aggregate principal amount of promissory notes ("NATW Notes"), secured by substantially all of the assets of NATW. The NATW Notes accrue interest at the rate of 6% per annum and were originally payable as follows: (1) one-half of principal and interest accrued thereon on November 1, 1998 and (2) four equal payments of $125,000, plus interest accrued thereon, on April 1, 1999, July 1, 1999, October 1, 1999 and January 1, 2000. In addition, the Company is required to pay up to $2,000,000 ("Earn Out") to Randy Cherkas (the Company's President and one of the former shareholders of NATW) if certain sales and financial objectives are achieved. In April 1998, the former shareholders of NATW agreed to defer payment of an aggregate of $1,000,000 of NATW Notes and Earn Out from 1998 to January 1999. In December 1998, the former shareholders of NATW preliminarily agreed to convert the NATW Notes into Common Stock (see below). From the consummation of the NATW merger in February 1998 through March 31, 1999, the Company has paid Mr. Cherkas $341,355 of the aggregate amount of $838,900 owed to him during that period under the Earn Out. To date, Mr. Cherkas has the opportunity to earn up to an additional $1,161,100 under the Earn Out. The Company currently is negotiating with Mr. Cherkas the payment terms of amounts owed and to be owed to him under the Earn Out.

     Also in February 1998, the Company acquired, through a merger, all of the outstanding capital stock of CCI for a purchase price comprised of (1) $1,500,000 in cash, (2) 401,284 shares of Common Stock, of which 47,891 shares were subsequently contributed back to the Company (see below) and (3) a $1,000,000 aggregate principal amount promissory note ("CCI Note"), secured by substantially all of the assets of CCI. The CCI Note accrues interest at the rate of 8% per annum and was originally payable as follows: (1) $250,000 plus interest accrued thereon on October 31, 1998, (2) $250,000 plus interest accrued thereon on January 1, 1999 and (3) four equal payments of $125,000, plus interest accrued thereon, on April 1, 1999, July 1, 1999, October 1, 1999 and January 1, 2000. In April 1998, the former shareholder of CCI agreed to defer payment of $250,000 of the CCI Note, plus interest, from October 31, 1998 to January 1999. In November 1998, the CCI Note was converted into Common Stock (see below).

     Pursuant to the respective merger agreements, the Company and the former shareholders of NATW and CCI agreed to share certain costs related to any underlying carrier's failure to provide telecommunications services to phone cards purchased by NATW and CCI prior to the mergers. In February 1998, Access Telecom, a primary provider of telecommunications services to NATW and CCI prior to and after the respective mergers, ceased providing such services to the prepaid phone cards that it had sold to each of NATW and CCI, despite receiving payment for substantially all of the phone cards. The cost to provide telecommunications services related to such cards aggregated $1,761,097 during the year ended December 31, 1998. For purposes of the consolidated financial statements contained herein, $451,185 and $298,364 of the estimated costs has been allocated to the former shareholders pursuant to indemnification arrangements.

     In November 1998, the Company and the former shareholder of CCI reached a settlement on the amount due to the Company related to Access Telecom. Pursuant to the terms of an amendment to the merger agreement, the former shareholder contributed back to the Company 47,891 shares of Common Stock issued as part of the merger consideration with a fair market value of $69,867 in consideration of $298,364 that he owed to the Company. The reserve for the loss on the settlement of $229,497 was provided for in the financial statements for the year ended December 31, 1998 (see below).

     In December 1998, the former shareholders of NATW preliminarily agreed to offset the amounts due to the Company related to Access Telecom against the $1,000,000 of NATW Notes payable to the former shareholders of NATW, and to subsequently convert the net amount due under the NATW Notes into Common Stock at a conversion rate of $0.80 per share. The Company and the former shareholders of NATW have not reached a final settlement on the amount due to the Company related to Access Telecom. It is possible that the actual settlement could materially differ from the $451,185 currently reflected as a reduction in the $1,000,000 NATW Note.

     In addition to the $1,761,097 indicated above, the Company paid Access Telecom $350,000 for cards purchased subsequent to the date of the respective mergers for which it received no services. Additionally, the Company spent $200,000 to print cards which could only be used on Access's platform and, therefore, were of no use to the Company. Accordingly, the aggregate carrier default of $550,000 was recorded in cost of goods sold during the year ended December 31, 1998.

     In April 1998, the Company completed a private placement, pursuant to which it derived net proceeds of approximately $1,135,000 through the sale of $1,250,000 convertible subordinated promissory notes ("April 1998 Notes") and warrants ("April 1998 Warrants") to purchase 178,573 shares of Common Stock. The April 1998 Warrants are exercisable through April 6, 2001 at an initial exercise price of $7.00 per share. The April 1998 Notes were repaid from the proceeds of the private placement consummated by the Company in October 1998 (see below).

     In April 1998, certain holders of promissory notes issued in a private placement consummated by the Company in December 1996 agreed to allow the Company to defer repayment of an aggregate of $2,400,000 of such notes from November 1998 to January 1999. In December 1998, these notes were converted into Common Stock as described below.

     In April 1998, the Company entered into an agreement with an investor, pursuant to which the investor agreed to acquire up to $2,000,000 of Common Stock or other securities ("$2,000,000 Commitment") at a discount to the market price of such securities. The Company had the ability to require the investor to acquire the securities on thirty days' written notice until December 31, 1998. The Company did not utilize the $2,000,000 Commitment prior to its expiration on December 31, 1998.

     In consideration of the $2,000,000 Commitment, the Company issued the investor warrants to purchase 100,000 shares of Common Stock at an exercise price of $7.50 per share. The warrants are immediately exercisable and will remain exercisable until April 13, 2001. In connection with introducing this investor to the Company, the Company granted to each of Messrs. Barry Rubenstein, a principal stockholder of the Company, and Eli Oxenhorn options to purchase 50,000 shares of Common Stock at an exercise price of $7.125 per share. The options became exercisable in September 1998 and will remain exercisable until April 2003.

     In October 1998, the Company consummated a private placement from which it derived net proceeds of $1,846,750 through the sale of 1,198,000 shares of Common Stock for a purchase price of $1.625 per share. The Company used a portion of the proceeds to repay $1,250,000 aggregate principal amount of April 1998 Notes and accrued interest of $24,315. In addition, in lieu of compensating Pennsylvania Merchant Group ("PMG") for serving as placement agent of the private placement, the Company reduced the exercise price of warrants to purchase 100,000 shares issued to PMG in July 1997 in connection with the provision of financial consulting services from $7.00 per share to $1.625 per share.

     In November 1998, J. Mark Rubenstein resigned as a director and officer of the Company. Mr. Rubenstein was the former shareholder of CCI who joined the Company in February 1998 when CCI merged with the Company. In connection with his departure and in full satisfaction of his and the Company's obligations to each other, Mr. Rubenstein sold an aggregate of 353,393 shares of Common Stock and the $1,000,000 CCI Note for an aggregate purchase price of $575,000. Among the purchasers were Shelly Finkel, Chairman of the Board of the Company, Michael Hoppman, Chief Financial Officer of the Company and Barry Rubenstein, a principal stockholder (no relation to J. Mark Rubenstein). Mr. Rubenstein also contributed back to the Company 47,891 shares of Common Stock with a fair market value of $69,867 in consideration of $298,364 that he owed to the Company relating to Access Telecom. The reserve for the loss on the settlement of $229,497 has been provided for in the Company's financial statements. After the group of investors purchased the CCI Note and shares from Mr. Rubenstein, they accepted the Company's offer to convert the principal amount of the CCI Note into 813,008 shares of Common Stock at a conversion rate of $1.23 per share. The purchasers forgave interest of $60,000 due on the CCI Note. There was no gain or loss recognized on the conversion of the CCI Note.

     In December 1998, the Company offered holders of $3,050,000 aggregate principal amount of promissory notes acquired from the Company in December 1996 the opportunity to convert their notes into shares of Common Stock at a conversion rate of $0.80 per share and to exchange an aggregate of 683,333 common stock purchase warrants for shares of Common Stock at an exchange rate of
4.5555 warrants per share. $3,000,000 of the notes and 666,667 of the warrants were converted into an aggregate of 3,245,518 shares of Common Stock. In addition, holders that accepted this conversion offer forgave interest of approximately $14,000 due on these notes. Among these holders were Shelly Finkel, Chairman of the Board, and limited partnerships in which Barry Rubenstein, a principal stockholder, is either a general partner or an officer and member of a limited liability company that is a general partner. The remaining $50,000 of notes plus interest accrued were converted pursuant to the terms of the notes into an aggregate of 71,736 shares of Common Stock at a conversion rate of $.7025 per share.

     In December 1998, the Company offered holders of $2,599,750 aggregate principal amount of debentures acquired from the Company in June and September 1994 the opportunity to convert their debentures into shares of Common Stock at a conversion rate of $0.80 per share. In January 1999, holders of $2,524,750 aggregate principal amount of debentures converted their debentures into 3,155,938 shares of Common Stock. The Company offered the debenture holders the opportunity to convert their debentures into shares because the Company anticipated that it would not be able to pay off the principal amount of the debentures when due in June and September 1999.

     The Company has incurred significant losses and negative cash flow from operations during 1997 and 1998. In the second half of 1998, the Company implemented a restructuring plan in an effort to reduce administrative overhead costs and improve the efficiency of its operations. Specific actions taken included the consolidation of facilities, including the closure of its Canadian operations and the termination of certain employment contracts. In addition, the Company negotiated the conversion of $6,574,750 in debt to equity. Notwithstanding these efforts, as of December 31, 1998, the Company had a working capital deficiency of approximately $18.7 million and its total liabilities exceeded its total assets by approximately $14.3 million. The

Company's reported net losses for the two years ended December 31, 1998 exceeded $54 million and included approximately $26 million in goodwill impairment charges. During the year ended December 31, 1998, accrued expenses, which include certain sales, excise and other regulatory taxes and fees, increased by approximately $6.4 million as the Company principally financed its operations through the nonpayment of these obligations. As of March 31, 1999, the Company has experienced significant cash flow difficulties and may be unable to meet its obligations in the short term. In addition, the Company's sales have declined steadily during the three quarters ended March 31, 1999. This has negatively impacted receivable levels and short term cash collections, which is the Company's principal source of cash used to satisfy its obligations. During the first quarter of 1999, the Company negotiated with several potential financing sources in an attempt to raise additional debt capital. However, to date, the Company has been unsuccessful in its attempts to secure short-term financing.

     The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, absent the Company's ability to execute its plans to increase revenues and gross margins and arrange short-term financing, the Company may be unable to continue as a going concern, which could significantly impact the liquidation or settlement value of its assets and liabilities.

     At December 31, 1998, the Company had net operating loss carryforwards ("NOLs") aggregating $28,900,000 available to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended, utilization of prior NOLs is limited after an ownership change, as defined in this section, to an amount equal to the value of the loss corporation's outstanding stock immediately before the date of the ownership change, multiplied by the federal long-term tax-exempt rate in effect during the month that the ownership change occurred. The Company is subject to limitations on the use of its NOLs as provided pursuant to Section 382. Accordingly, there can be no assurance that a significant amount of existing NOLs will be utilized by the Company.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and notes thereto are included herewith commencing on page F-1.


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

  (b)      Reports on Form 8-K.

           None.

         Index to Consolidated Financial Statements

Global Telecommunication Solutions, Inc.

  Independent Auditors' Report ......................................... F-1

  Consolidated Balance Sheets at December 31, 1998 and 1997............. F-2

  Consolidated Statements of Operations and Comprehensive Loss
  for the Years ended December 31, 1998 and 1997........................ F-3

  Consolidated Statements of Stockholders' Equity (Deficit)
  for the Years ended December 31, 1998 and 1997........................ F-4

  Consolidated Statements of Cash Flows for the Years ended
  December 31, 1998 and 1997............................................ F-5

  Notes to Consolidated Financial Statements............................ F-6

                          Independent Auditors' Report


The Board of Directors and Stockholders
Global Telecommunication Solutions, Inc.:

     We have audited the accompanying consolidated balance sheets of Global Telecommunication Solutions, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Telecommunication Solutions, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant net working capital deficiency at December 31, 1998 and has not made certain payments of taxes and regulatory fees. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ KPMG LLP
---------------------

KPMG LLP

April 9, 1999
Philadelphia, Pennsylvania

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                 December 31,
                                                                                    ----------------------------------
                                                                                               1998              1997
                                                                                    ----------------   ---------------
                                                       Assets
Current assets:
    Cash and cash equivalents                                                        $   1,604,166        $ 7,867,566
    Restricted cash                                                                        300,000                  -
    Accounts receivable, net of reserve for
      doubtful accounts of $361,336 and $570,000                                         3,234,106          2,636,878
    Inventories                                                                            436,883            174,112
    Other assets                                                                           103,929            193,699
                                                                                    ----------------   ---------------
         Total current assets                                                            5,679,084         10,872,255
                                                                                    ----------------   ---------------

Goodwill, net (Note 3)                                                                   1,952,000          3,516,344
Property and equipment, net (Note 5)                                                     2,225,402          1,485,348
Other assets, net                                                                          160,842            378,911
                                                                                    ----------------   ---------------
         Total assets                                                                $  10,017,328       $ 16,252,858
                                                                                    ================   ===============

                 Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
    Accounts payable                                                                 $   5,180,275        $ 2,199,134
    Accrued regulatory and license fees                                                  3,241,999            657,164
    Accrued earn-out to related party                                                      634,085                  -
    Accrued expense                                                                      3,361,247          1,508,822
    Deferred revenues                                                                    3,160,958          1,677,615
    Estimated sales and excise tax liability (Note 6)                                    5,621,710          3,663,285
    Convertible notes payable, current (Note 7)                                          2,599,750                 -
    Notes payable, net current (Note 7)                                                         -             450,000
    Notes payable to related parties, net (Note 4)                                         548,815                 -
    Capital lease obligation                                                                    -              95,298
                                                                                    ----------------   ---------------
          Total current liabilities                                                     24,348,839         10,251,318
                                                                                    ----------------   ---------------

Notes payable, net (Note 7)                                                                     -           1,886,982
Convertible notes payable (Note 7)                                                              -           2,599,750
                                                                                    ----------------   ---------------
          Total liabilities                                                             24,348,839         14,738,050
                                                                                    ----------------   ---------------

Commitments and Contingencies (Notes 3, 6, and 12)

Stockholders' Equity (Deficit)
    Preferred stock - $.01 par value, authorized 1,000,000 shares;
         none issued and outstanding
    Common stock, $.01 par value, authorized 35,000,000 shares;
         issued and outstanding 11,321,034 and 5,084,870                                   113,211             50,848
    Additional paid in capital                                                          52,120,397         39,689,698
    Accumulated deficit                                                                (66,512,239)       (37,942,443)
    Deferred compensation                                                                   (6,102)          (294,650)
    Accumulated other comprehensive income                                                  23,089             11,355
    Less: Treasury stock, 47,891 shares                                                    (69,867)                -
                                                                                    ----------------   ---------------
            Total stockholders' equity (deficit)                                       (14,351,511)         1,514,808
                                                                                    ----------------   ---------------
            Total liabilities and stockholders' equity (deficit)                     $ 10,017,328        $ 16,252,858
                                                                                    ================   ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                        Year ended
                                                       December 31,
                                                  --------------------------
                                                    1998             1997
                                                  -----------    -----------

Net sales                                        $ 31,178,125    $ 18,234,640
Cost of sales (exclusive of depreciation)          29,629,086      16,249,773
                                                 ------------    ------------

     Gross profit                                   1,549,039       1,984,867
                                                 ------------    ------------

Selling, general and administrative expenses      11,194,989        9,640,506
Depreciation and amortization                      1,914,337        2,037,222
Restructuring charge (Note 14)                     1,091,436        1,500,606
Goodwill impairment (Note 4)                      12,820,868       13,228,154
                                                 ------------    ------------

    Operating loss                               (25,472,591)     (24,421,621)
                                                 ------------    ------------

Interest income                                       94,617         253,989
Interest expense and other financing costs         3,191,822       1,368,307
                                                 ------------    ------------

   Loss before income taxes                     (28,569,796)     (25,535,939)

Income taxes                                             -                -
                                                 ------------    ------------

Net loss                                       $(28,569,796)    $(25,535,939)
                                                 ------------    ------------

Foreign currency translation adjustment              11,734           23,206
                                                 ------------    ------------

Comprehensive loss                             $(28,558,062)    $(25,512,733)
                                               ==============   =============

Basic and diluted loss per share               $      (4.41)    $      (7.47)
                                               ==============   =============

Weighted average shares outstanding - basic
  and diluted                                     6,483,659        3,418,724
                                               ==============   =============

              The accompanying notes are an integral part of these
                       consolidated financial statements

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Year ended
                                                                                December 31,
                                                                    --------------------------------------
                                                                            1998                1997
                                                                    -----------------  -------------------
Operating activities:
Net loss                                                                $(28,569,796)        $(25,535,939)
Adjustment to reconcile net loss to net cash used
  in operating activities:
    Depreciation and amortization                                          1,914,337            2,037,222
    Provision for bad debts                                                  671,380              171,000
    Amortization of deferred compensation                                    487,148              309,496
    Amortization of unearned discount                                        713,018              771,022
    Amortization of deferred financing charges                             1,672,700              139,835
    Issuance of stock in exchange for warrants                                 1,463                    -
    Issuance of warrants for services rendered                                78,345                    -
    Issuance of stock as compensation                                              -               50,000
    Issuance of stock options as compensation                                      -              145,000
    Forgiveness of common stock receivable                                         -              100,000
    Loss on disposal of fixed assets                                         276,692              610,949
    Goodwill impairment                                                   12,820,868           13,228,154
Changes in operating assets and liabilities, net of
  effect of acquisitions:
    Accounts receivable                                                   (1,268,608)            (357,759)
    Inventories                                                             (262,771)              28,017
    Deferred costs                                                            32,764            1,095,123
    Other assets                                                             168,301               49,711
    Accounts payable                                                       2,981,141           (1,039,532)
    Accrued expenses and other fees                                        4,468,816            1,623,021
    Deferred revenues                                                      1,483,343           (2,753,694)
    Sales and excise taxes payable                                         1,958,425            1,978,807
                                                                    -----------------  -------------------
            Net cash used in operating activities                           (372,434)          (7,349,567)
                                                                    -----------------  -------------------
Investing activities:
    Purchases of property and equipment                                  (1,918,867)             (859,496)
    Acquisitions and related costs                                       (5,320,681)                    -
                                                                    -----------------  -------------------

            Net cash used in investing activities                        (7,239,548)             (859,496)
                                                                    -----------------  -------------------
Financing activities:
    Proceeds from issuance of common stock                                 1,846,750           13,325,731
    Proceeds from notes payable                                            1,250,000                    -
    Proceeds from the exercise of warrants                                         -            2,500,000
    Proceeds from exercise of options                                            396                8,775
    Cash used to secure letter of credit                                   (300,000)                    -
    Payment of notes payable                                             (1,250,000)                    -
    Payments to affiliates                                                        -            (1,073,921)
    Payments on capital lease obligations                                   (95,298)              (59,484)
    Payments of deferred finance fees                                      (115,000)                    -
                                                                    -----------------  -------------------
            Net cash provided by financing activities                     1,336,848            14,701,101
                                                                    -----------------  -------------------

            Effects of exchange rates on cash                                11,734                23,206
                                                                    -----------------  -------------------
               Net increase (decrease) in cash                           (6,263,400)            6,515,244
Cash and cash equivalents, beginning of period                            7,867,566             1,352,322
                                                                    -----------------  -------------------
Cash and cash equivalents, end of period                                $ 1,604,166           $ 7,867,566
                                                                    =================  ===================

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Year ended
                                                                                December 31,
                                                                    --------------------------------------
                                                                            1998                1997
                                                                    -----------------  -------------------

Supplemental disclosures:

    Cash paid for interest                                              $   212,249            $  163,185
                                                                    =================  ===================
    Deferred finance fees relating to options and warrants              $ 1,450,927            $        -
                                                                    =================  ===================
    Deferred compensation relating to options and warrants              $   198,600            $  501,648
                                                                    =================  ===================
    Conversion of convertible notes payable into common stock           $ 3,087,500            $  200,250
                                                                    =================  ===================
    Conversion of note payable to related party into common stock       $ 1,060,000            $        -
                                                                    =================  ===================
    Issuance of stock as compensation                                   $         -            $   50,000
                                                                    =================  ===================
    Issuance of stock options as compensation                           $         -            $  145,000
                                                                    =================  ===================
    Issuance of common stock in connection with acquisition             $ 4,806,580            $        -
                                                                    =================  ===================
    Capital leases                                                      $         -            $   61,005
                                                                    =================  ===================
    Issuance of notes payable in connection with acquisition            $ 2,000,000            $        -
                                                                    =================  ===================
    Forgiveness of common stock receivable                              $         -            $  100,000
                                                                    =================  ===================

              The accompanying notes are an integral part of these
                       consolidated financial statements

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                  Accumulated
                                 Common Stock       Addi-                                           other
                             --------------------   tional      Accumu-      Deferred   Common      compre-
                                                    paid-in      ated        compen-   stock note   hensive   Treasury
                               Shares    Amount     capital     deficit      sation    receivable   income     stock      Total
                             ---------  ---------  ----------- -----------  ---------  ----------  ---------  -------- -----------
Balance at January 1, 1997   1,837,601   18,376   22,990,766  (12,406,504)  (102,498)  (100,000)  (11,851)       -      10,388,289

Issuance of common stock in
   public stock offering     2,875,000   28,750   13,296,981           -          -          -        -         -      13,325,731
Exercise of warrants           333,334    3,333    2,496,667           -          -          -        -         -       2,500,000
Conversion of notes payable     21,615      216      200,034           -          -          -        -         -         200,250
Exercise of options             10,190      102        8,673           -          -          -        -         -           8,775
Deferred compensation arising
  from grant of stock options        -        -      151,648           -    (151,648)        -        -         -               -
Issuance of common stock
   as compensation               7,130       71       49,929           -          -          -        -         -          50,000
Amortization of deferred
  compensation                       -        -            -           -     309,496         -        -         -         309,496
Deferred compensation arising
   from issuance of warrants         -        -      350,000           -    (350,000)        -        -         -               -
Issuance of stock options
   as compensation                   -        -      145,000           -           -         -        -         -         145,000
Forgiveness of common stock
   note receivable                   -        -            -           -           -   100,000        -         -         100,000
Foreign currency translation         -        -            -           -           -         -   23,206         -          23,206
Net loss                             -        -            -  (25,535,939)         -         -        -         -     (25,535,939)
                             -----------------------------------------------------------------------------------------------------
Balance at December 31,
     1997                   $5,084,870  $50,848 $39,689,698  $(37,942,443) $(294,650) $      - $11,355   $      -    $  1,514,808

Exercise of options              1,000       10         386             -          -         -       -          -             396
Amortization of deferred
  compensation                       -        -           -             -    487,148         -       -          -         487,148
Deferred compensation arising
   from issuance of warrants         -        -     198,600             -   (198,600)        -       -          -               -
Issuance of common stock in
   connection with merger      906,902    9,069   4,797,511             -          -         -       -          -        4,806,580
Issuance of warrants related
   to April 1998 private
   placement                         -        -     658,927             -          -         -       -          -          658,927
Issuance of warrants and
   options related to
   financing commitment              -        -      792,000            -          -         -       -          -          792,000
Issuance of common stock
   related to October  1998
   private placement         1,198,000   11,980    1,834,770            -          -         -       -          -        1,846,750
Issuance of warrants
   as compensation                   -        -       78,345            -          -         -       -          -           78,345
Conversion of related party
   note payable to common
   stock                       813,008    8,130    1,051,870            -          -         -       -          -        1,060,000
Repurchased shares related to
   receivable  from  related
   party                             -        -            -            -          -         -       -     (69,867)        (69,867)
Conversion of December 1996
   notes payable to common
   stock                     3,170,912   31,711    3,018,290            -          -         -       -          -        3,050,001
Issuance of common stock in
   exchange for warrants       146,342    1,463            -            -          -         -       -          -            1,463
Foreign currency translation         -        -            -            -          -         -   11,734         -           11,734
Net loss                             -        -            -  (28,569,796)         -         -        -         -      (28,569,796)
                             ------------------------------------------------------------------------------------------------------
Balance at December 31,
   1998                     11,321,034 $113,211 $52,120,397  $(66,512,239)  $ (6,102)   $    -  $23,089    $(69,867)  $(14,351,511)
                           =========== ======== ===========  =============  =========   ======= =======    =========  =============


              The accompanying notes are an integral part of these
                       consolidated financial statements

         GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


(1)  Business

     Global Telecommunication Solutions, Inc. (the "Company") was incorporated on December 23, 1992 and is engaged in the marketing and distribution of prepaid phone cards. The Company's phone cards provide consumers access to long distance services through its switching facilities and long distance network arrangements.

     The majority of the Company's customers are retail establishments, distributors and businesses which sell the phone cards to the ultimate user, or which require the Company's phone cards to promote their business or products.

(2)  Summary of Significant Accounting Policies

     Principles of Consolidation

     The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenue and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Revenue and Cost Recognition

     Substantially all the prepaid phone cards sold by the Company are non-refundable and have expiration dates ranging from twelve to eighteen months after issuance or six to twelve months after last use. The Company records the net sales price as deferred revenue when cards are sold and recognizes revenue as the ultimate consumer utilizes calling time, or, in the case of promotional phone card programs, during the period the program is executed. Deferred revenue relating to unused calling time remaining at each card's expiration is recognized as revenue upon the expiration of such card.

     The Company's primary costs of its prepaid phone cards include the cost of long distance carrier services, regulatory fees and the design, production and packaging of the cards. Costs are expensed as incurred, except the costs of design and production of the card, which are included in inventory and are expensed when the related revenue is recognized.

     Cash and Cash Equivalents

     Cash and cash equivalents consist of highly liquid investments with an original maturity date of three months or less. Restricted cash consists of a deposit to secure a $300,000 letter of credit required under a carrier arrangement.

         GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

     Inventory

     Inventory consists of phone card production and packaging costs and is stated at the lower of cost or market, with cost determined using the average cost method.

     Goodwill

     Goodwill represents the unamortized excess of the cost over the fair values of the net assets acquired in acquisitions. Amortization expense has historically been computed using the straight-line method over 15 years. The Company periodically reviews goodwill to assess recoverability and this analysis resulted in an impairment charge of $12,820,868 and $13,228,154 in the fourth quarter of 1998 and 1997, respectively. In connection with the 1998 impairment review, the Company also re-evaluated the amortization period for the remaining goodwill and effective January 1, 1999, goodwill will be amortized on a straight-line basis over three years (See Note 4). The Company's policy is to evaluate the recoverability of goodwill based on forecasted undiscounted cash flows from operations.

     Goodwill is assessed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are measured as the amount by which the carrying amount of goodwill exceeds its fair value.

     Property and Equipment

     Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Expenditures for maintenance and repairs are charged to operations as incurred.

     The estimated useful lives used in computing depreciation of property and equipment are as follows:

     Furniture and fixtures                                           5 years
     Machinery and equipment                                          3 years
     Computers and office equipment                                   3 years
     Vehicles                                                         5 years
     Switch equipment                                                 5 years

     Assets held under capital leases and leasehold improvements are amortized over the lives of the respective leases or the useful life of the asset, whichever is shorter. During the year ended December 31, 1997, the estimated useful lives of certain types of property and equipment were changed. The change did not have a material impact on the results of operations.

     Other Assets

     Other assets consist primarily of deposits and deferred financing fees. Amortization expense of these fees to interest expense was computed using the straight-line method over the term of the related debt which approximates the effective interest method.

     Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

     Foreign Currency Translation

     Assets and liabilities of the Company's Canadian subsidiary have been translated at rates of exchange at the end of the period where applicable. Revenues, costs and expenses have been translated at average exchange rates in effect during each reporting period. Gains and losses resulting from foreign currency transactions are included in earnings while translation adjustments resulting from translation of financial statements are reported directly in stockholders' equity (deficit)(See Note 14).

     Stock Split

     In February 1997, the Board of Directors approved a one-for-three stock split, which became effective in March 1997. All per share data and references to the number of shares have been restated to give effect to the reverse stock split.

     Net Loss Per Share

     Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding, and diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during the period. Basic and diluted net loss per share for 1998 and 1997 were the same because potential common shares of 4,629,852 and 4,058,959, respectively, were not included in the calculation of the net loss per share since their inclusion would be anti-dilutive.

     Stock-Based Compensation

     The Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), which permits entities to recognize as an expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net loss and pro forma loss per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of AFB Opinion No. 25.

     Fair Value of Financial Instruments

     The carrying amounts of accounts receivable, accounts payable and notes payable approximate fair value because of the short maturities of these amounts.

     Long-Lived Assets

     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount of which the carrying amount of the assets exceeds the fair value of the assets (See Note 4). Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

         GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

     New Accounting Pronouncements

     In 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components in the financial statements.

     In March 1998, the American Institute of Certified Public Accounts (AICPA) issued Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, (SOP 98-1). SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The Company does not expect the adoption of this standard to have a material effect on the Company's capitalization policy.

     The FASB issued SFAS 131, Disclosures About Segments of an Enterprise and Related Information, which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The Company does not have separate or identifiable segments as it primarily sells one type of product through standard distribution channels.

     Reclassifications

     Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

(3)  Going Concern

     The Company has incurred significant losses and negative cash flow from operations during 1997 and 1998. As of December 31, 1998, the Company had a working capital deficiency of approximately $18.7 million and its total liabilities exceeded its total assets by approximately $14.3 million. The Company's reported net losses for the two years ended December 31, 1998 exceeded $54 million and included approximately $26 million in goodwill impairment charges. During the year ended December 31, 1998, accrued expenses, which include certain sales, excise and other regulatory taxes and fees, increased by approximately $6.4 million as the Company principally financed its operations through the nonpayment of these obligations. As of March 31, 1999, the Company has experienced significant cash flow difficulties and may be unable to meet its obligations in the short term. In addition, the Company's sales have declined steadily during the three quarters ended March 31, 1999. This has negatively impacted receivable levels and short term cash collections, which is the Company's principal source of cash used to satisfy its obligations. During the first quarter of 1999, the Company negotiated with several potential financing sources in an attempt to raise additional debt capital. However, to date, the Company has been unsuccessful in its attempts to secure short-term financing.

     The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, absent the Company's ability to execute the plans described in the following paragraph, the Company may be unable to continue as a going concern, which could significantly impact the liquidation or settlement value of its assets and liabilities.

         GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

     In the second half of 1998, the Company implemented a restructuring plan in an effort to reduce administrative overhead costs and improve the efficiency of its operations. Specific actions taken included the consolidation of facilities, including the closure of its Canadian operations and the termination of certain employment contracts (See Note
     14). In addition, the Company negotiated the conversion of $6,574,750 in debt to equity (See Notes 7 and 15). Currently, the Company is exploring opportunities to increase revenues and gross margins and arrange short-term financing to enable it to continue its operations. However, there can be no assurance that the Company will be able to successfully accomplish these objectives.

(4) Acquisitions and Goodwill

     NATW and CCI Mergers

     On February 6, 1998 ("Merger Date"), the Company acquired, through a merger, all of the outstanding capital stock of Networks Around the World, Inc. ("NATW") for a purchase price comprised of (i) $2,000,000 in cash,
     (ii) an aggregate of 505,618 shares of common stock and (iii) $1,000,000 aggregate principal amount of promissory notes ("NATW Notes"), secured by substantially all of the assets of NATW. The NATW Notes accrue interest at the rate of 6% per annum and were originally payable as follows: (i) one-half of principal and interest accrued thereon on November 1, 1998 and
     (ii) four equal payments of $125,000, plus interest accrued thereon, on April 1, 1999, July 1, 1999, October 1, 1999 and January 1, 2000. In addition, the Company is required to pay up to $2,000,000 (the "Earn Out") in additional consideration to Randy Cherkas, the Company's President and one of the former shareholders of NATW, if certain sales and financial objectives are achieved. Accordingly, upon occurrence of such events the additional consideration will increase goodwill. For the year ended December 31, 1998, $838,900 of the Earn Out has been recorded as additional consideration. In April 1998, the former shareholders agreed to defer payment of an aggregate of $1,000,000 of NATW Notes and Earn Out from 1998 to January 1999. In December 1998, the former shareholders of NATW preliminarily agreed to convert the NATW Notes into common stock (See Note
     7). From the consummation of the NATW merger in February 1998 through March 31, 1999, the Company has paid Mr. Cherkas $341,355 of the aggregate amount of $838,900 owed to him during that period under the Earn Out. To date, Mr. Cherkas has the opportunity to earn up to an additional $1,161,100 under the Earn Out. The Company currently is negotiating with Mr. Cherkas the payment terms of amounts owed and to be owed to him under the Earn Out.

     Also on the Merger Date, the Company acquired, through a merger, all of the outstanding capital stock of Centerpiece Communications, Inc. ("CCI") for a purchase price comprised of (i) $1,500,000 in cash, (ii) 401,284 shares of common stock, of which 47,891 shares were subsequently contributed back to the Company (see below) and (iii) a $1,000,000 aggregate principal amount promissory note ("CCI Note"), secured by substantially all of the assets of CCI. The CCI Note accrued interest at the rate of 8% per annum and was originally payable as follows: (i) $250,000 plus interest accrued thereon on October 31, 1998, (ii) $250,000 plus interest accrued thereon on January 1, 1999 and (iii) four equal payments of $125,000, plus interest accrued thereon, on April 1, 1999, July 1, 1999, October 1, 1999 and January 1, 2000. In April 1998, the former shareholder of CCI agreed to defer payment of $250,000 of CCI Notes, plus interest, from October 31, 1998 to January 1999. In November 1998, the CCI Note was converted into 813,008 shares of common stock (See Note 8).

     Each of the mergers was accounted for as a purchase. Accordingly, the assets and liabilities were recorded at their estimated fair value at the date of the mergers and the operating results of NATW and CCI were included in the consolidated statement of operations from the Merger Date. The purchase price was allocated as follows:

         GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

                                                                       CCI                NATW                TOTAL
                                                                   --------            -------              -------
         Shares of common stock issued                             401,284             505,618              906,902

         Estimated average price per share of                        $5.30               $5.30                $5.30
         restricted common stock 20 days prior to the
         closing date (using a 15% discount to market
         price)

         Common stock                                           $2,126,805          $2,679,775           $4,806,580

         Notes payable to related parties                        1,000,000           1,000,000            2,000,000

         Cash consideration                                      1,500,000           2,000,000            3,500,000

         Earn out payable                                               --             838,900              838,900

         Balance sheet adjustment                                   57,661              91,852              149,513

         Carrier obligation in connection with                     285,124             726,424            1,011,548
         mergers, net

         Acquisition costs                                          50,000              50,000              100,000
                                                                -----------         ----------           -----------

         Total consideration                                     5,019,590           7,386,951           12,406,541

         Estimated fair value of assets acquired                    70,949             116,852              187,801
                                                                ----------          ----------          -----------
         Goodwill                                               $4,948,641          $7,270,099          $12,218,740
                                                                ==========          ==========          ===========

     Pursuant to the respective merger agreements, the Company and the former shareholders of NATW and CCI agreed to share certain costs related to any underlying carrier's failure to provide telecommunications services to phone cards purchased by NATW and CCI prior to the mergers. In February 1998, Access Telecom, Inc. ("Access"), a primary provider of telecommunications services to NATW and CCI prior to and after the respective mergers, ceased providing such services to the prepaid phone cards that it had sold to each of NATW and CCI, despite receiving payment for substantially all of the phone cards. The cost to the Company of providing telecommunications services related to such cards aggregated $1,761,097. For purposes of the consolidated financial statements contained herein, $451,185 and $298,364 of the costs have been allocated to the former shareholders pursuant to indemnification arrangements.

     In addition to the $1,761,097 indicated above, the Company paid Access $350,000 for cards purchased subsequent to the Merger Date for which it received no services. Additionally, the Company spent approximately $200,000 to print cards which could only be used on Access's platform and, therefore, were of no use to the Company. Accordingly, the total estimated aggregate carrier default of $550,000 was recorded in cost of goods sold during the year ended December 31, 1998.

     Pursuant to the respective merger agreements, the purchase price was adjusted subsequent to the Merger Date by an amount equal to cash of the acquired company plus the net realizable value of accounts receivable of the acquired company minus current liabilities of the acquired company as of the Merger Date (the "Balance Sheet Adjustment").

     In November 1998, the Company and the former shareholder of CCI reached a settlement on the amount due to the Company related to Access. Pursuant to the terms of the merger agreement, the former shareholder contributed back to the Company 47,891 shares of common stock issued as part of the merger consideration with a fair market value of $69,867 in consideration of $298,364 that he owed to the Company. The loss on the settlement of $228,497 was recorded in the consolidated financial statements for the year ended December 31, 1998.

     The following unaudited combined pro forma information reflects the results of operations assuming the CCI and NATW mergers had been consummated on January 1, 1997.

                                           Year ended December 31,
                                     --------------------------------
                                       1998                     1997
                                    ------------            -----------
          Net sales                  $33,492,644            $39,415,401
          Net loss                  ($29,100,815)          ($25,796,276)
          Net loss per share              ($4.49)                ($5.96)


     Pro forma adjustments include recording amortization expense on goodwill, interest expense on the notes payable to former shareholders, and the elimination of inter-company sales and income taxes.

     The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchases been made at the beginning of 1997, or of results which may occur in the future.

     Global Link Merger

     On February 29, 1996, pursuant to an Agreement and Plan of Merger dated January 18, 1996, the Company, through a wholly-owned subsidiary, acquired all the issued and outstanding shares of common stock of Global Link Telecom Corporation ("Global Link"). The merger was accounted for as a purchase. Accordingly, the acquired assets and liabilities were recorded at their estimated fair values at the date of acquisition and the operating results of Global Link have been included in the accompanying consolidated statements of operations from the merger date.

     In connection with the merger, the Company issued 572,773 shares of common stock in exchange for all of the issued and outstanding common stock of Global Link. In addition, the Company issued 17,602 shares of common stock to Peoples Telephone Company, Inc. ("Peoples"), a creditor of Global Link and an affiliate. The total cost of the merger was approximately $11,400,000, including direct transaction costs of approximately $344,000.

     The acquisition resulted in goodwill of $19,069,000, based on allocation of purchase price:

         GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

     Fairmarket value of common stock issued            $ 11,040,000
     Fair value of liabilities assumed                    10,811,000
     Fair value of assets acquired                        (3,126,000)
     Acquisition related costs                               344,000
                                                        ------------
     Goodwill                                           $ 19,069,000
                                                        ============

     Goodwill

     The Company has experienced significant net losses and negative cash flow from operations since the respective mergers and current projections indicate this trend is expected to continue for the foreseeable future. As a result, in the fourth quarter of 1998 and 1997, the Company reviewed the recoverability of the carrying amount of the goodwill that had arisen related to the mergers. In accordance with the Company's accounting policy, this review encompassed the preparation and review of projections of undiscounted cash flows (covering the remaining goodwill amortization period as of December 31, 1998 and 1997). This review resulted in the conclusion that an impairment loss of $12,820,868 and $13,228,154 should be recognized to reduce goodwill to its estimated fair value at December 31, 1998 and 1997 respectively. The following table summarizes changes in the net book value of goodwill during 1997 and 1998.

     Balance at December 31, 1996                      $ 18,008,599
     1997 amortization expense                           (1,264,101)
     Impairment charge                                  (13,228,154)
                                                       -------------
     Balance at December 31, 1997                         3,516,344
     Goodwill recorded in connection
      with NATW and CCI mergers                          12,218,740
     1998 amortization expense                             (962,216)
     Impairment charge                                  (12,820,868)
     Balance at December 31, 1998                       $ 1,952,000
                                                        ===========

     The assessment of goodwill recoverability, which is heavily dependent on projected financial information, and the goodwill amortization period are significant accounting estimates as contemplated by the American Institute of Certified Public Accountants' Statement of Position 94-6, Disclosure of Certain Significant Risks and Uncertainties. Further, the Company operates in an industry which is rapidly evolving and extremely competitive. It is reasonably possible that the Company accounting estimates with respect to the useful life and ultimate recoverability of goodwill could change in the near term and that the effect of such changes on the consolidated financial statements could be material. While management currently believes that the recorded amount of goodwill at December 31, 1998 is recoverable, there can be no assurance that the Company's future results will confirm this assessment or that an additional write-down or write-off of goodwill will not be required in the future.

(5)  Property and Equipment

     Property and equipment consist of the following:

                                                         December 31,
                                                  ------------------------
                                                   1998               1997
                                                  -------           --------
      Furniture and fixtures                      $50,949           $214,491
      Machinery and equipment                     240,141             56,361
      Computers and office equipment            3,069,321          1,700,506
      Leasehold improvements                       31,702            193,582
                                                ---------          ---------
                                                3,392,113          2,164,940
      Less accumulated depreciation
       and amortization                        (1,166,711)          (679,892)
                                               -----------         ---------
                                               $2,225,402         $1,485,348
                                              ===========         ===========

(6)  Estimated Sales and Excise Tax Liability

     In November 1997, Congress enacted legislation that specifically addressed the application of federal excise taxes to the sale of prepaid phone cards. Accordingly, the Company began to file federal excise tax returns. However, the taxation of prepaid phone cards is evolving and is not specifically addressed in certain state jurisdictions in which the Company does business. Many states have adopted or are considering legislation intended to tax prepaid phone cards at the point of sale rather than based upon card usage. The Company has not filed any state sales and use tax returns nor has it remitted any such taxes to state taxing authorities. Management is in the process of reviewing the Company's tax collection, remittance and compliance policies and procedures and has recorded a reserve for estimated tax obligations and compliance issues. Depending on the ultimate resolution of these matters, it is reasonably possible that the amount of reserve could require adjustment in the near term and the amount of such adjustment could be material.

(7)  Debt Obligations

     April 1998 Notes

     In April 1998, the Company completed a private placement (the "April 1998 Private Placement") pursuant to which it received net proceeds of approximately $1,135,000 through the sale of $1,250,000 convertible subordinated promissory notes ("April 1998 Notes") and warrants to purchase 178,573 shares of common stock ("April 1998 Warrants"). The April 1998 Warrants are exercisable through April 2001 at an initial exercise price of $7.00 per share. The estimated fair market value of these warrants of $658,927, along with expenses associated with the April 1998 Private Placement of $115,000, were recorded as deferred financing costs and were amortized to interest expense over the term of the April 1998 Notes. The April 1998 Notes accrued interest at the rate of 10% per annum and were payable on the earlier of January 15, 1999 or the date of the closing of a Qualified Private Placement. The holders had the right at any time to convert all or any portion of the April 1998 Notes into the number of shares of common stock determined by dividing the unpaid amount of the April 1998 Notes by the Conversion Price. In October 1998, the notes were repaid with the proceeds from the October 1998 Private Placement and all remaining deferred financing costs were expensed (See Note 8).

     December 1996 Notes

     In December 1996, the Company completed a private placement (the "December 1996 Private Placement") from which the Company derived proceeds of $3,000,000 through the sale of $3,000,000 of promissory notes and warrants to purchase 1,000,000 shares of common stock. Based on negotiations with the note holders in 1998, the notes were payable as follows: $400,000 was due and payable on the earlier of November 27, 1998 or the date on which the Company undergoes a change in control; $2,600,000 was due on the earlier of January 15, 1999 or the date on which the Company undergoes a change of control. If the notes were not paid upon maturity, the outstanding principal was to begin to accrue interest at the rate of 12% per annum and the principal and accrued interest was to become convertible into common stock, at the option of the holders. In addition, the Company issued $50,000 of notes, which matured in November 1998, and warrants to purchase 16,667 shares of common stock in payment of certain legal fees associated with the December 1996 Private Placement. The estimated fair market value of the warrants of $1,542,044, as determined by independent appraisal, was recorded as a discount and is being amortized over the term of the notes. During the years ended December 31, 1998 and 1997, $713,018 and $771,022 of the discount was amortized to interest expense. In December 1998, the notes were converted into 3,170,912 shares of common stock (See
     Note 8).

         GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

     In connection with the December 1996 Private Placement, the Company paid a finders fee equal to $150,000 and warrants to purchase 50,000 shares of common stock. The estimated fair market value of these warrants of $75,840, along with the cash payment, totaled $225,840 and was recorded as deferred financing fees which were amortized over the term of the notes.

     Convertible Notes Payable

     In connection with the Global Link merger, the Company assumed $2,800,000 aggregate principal amount of convertible debentures of which $1,400,000 were due and payable on June 23, 1999 and $1,400,000 were due and payable on September 14, 1999. The convertible debentures are secured by a first lien on all assets of the Company. The convertible debentures bear interest at 6% per annum, payable on May 31st and November 30th of each year. At the option of the holders, the convertible debentures are immediately due and payable upon a change in control of Global Link. The principal amount of the convertible debentures is convertible at the option of the holders at any time into shares of common stock at a conversion price of $9.264 per share. The Company may force the conversion of the convertible debentures if certain conditions are met. During the year ended December 31, 1997, $200,250 of the debentures were converted into 21,615 shares of common stock. In January 1999, holders of $2,524,750 aggregate principal amount of debentures converted the debentures into 3,155,938 shares of common stock (See Note 15).

     Certain of the Company's debt agreements contain provisions that prevent the Company from declaring or paying dividends.

     Notes Payable to Related Parties

     In December 1998, the former shareholders of NATW preliminarily agreed to offset the amounts due to the Company related to Access against the $1,000,000 of NATW Notes payable owed to the former shareholders of NATW, and to subsequently convert the net amount due under the NATW Notes into common stock at a conversion rate of $0.80 per share. The Company and the former shareholders have not reached a final settlement on the amount due to the Company related to Access. It is possible that the actual settlement could materially differ from the $451,185 currently reflected as a reduction of notes payable to related parties (See Note 3).

     Financing Commitment

     In April 1998, the Company entered into an agreement with an investor pursuant to which the investor agreed to acquire up to $2,000,000 of the Company's common stock or other securities at a discount to the market price of such securities. The Company was able to require the investor to acquire the securities on thirty days' written notice until December 31, 1998. In consideration thereof, the Company issued warrants to the investor to purchase 100,000 shares common stock (See Note 11). In connection with introducing this investor to the Company, the Company granted to each of Messrs. Barry Rubenstein, a principal stockholder of the Company, and Eli Oxenhorn options to purchase 50,000 shares of common stock (See Note 10). The fair market value of these warrants and options of $792,000 was recorded as deferred financing fees and were amortized to interest expense and other financing costs during the year ended December 31, 1998. The commitment expired unutilized.

(8)  Stockholders' Equity

     December 1998 Debt Conversion

     In December 1998, holders of $3,050,000 principal amount of promissory notes, converted their notes into an aggregate 3,170,912 shares of common stock. Certain of the note holders also exchanged 666,667 common stock purchase warrants for an aggregate of 146,342 shares of common stock. Further, certain note holders forgave interest of $14,000 due on the notes.

         GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

     November 1998 Debt Conversion

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

     October 1998 Private Placement

     In October 1998, the Company consummated the October 1998 Private Placement from which it derived net proceeds of $1,846,750 through the sale of 1,198,000 shares of common stock for a purchase price of $1.625 per share. The Company used a portion of the proceeds to repay $1,250,000 aggregate principal amount of the April 1998 Notes and accrued interest of $24,315. In addition, in lieu of compensating Pennsylvania Merchant Group ("PMG") for serving as placement agent of the October 1998 Private Placement, the Company reduced the exercise price of warrants to purchase 100,000 shares issued to PMG in July 1997 in connection with the provision of financial consulting services from $7.00 per share to $1.625 per share. In addition, deferred finance charges of $289,501 were recorded to interest expense during the year ended December 31, 1998. Also in October 1998, the Company issued 30,000 warrants with a value of $78,345 to PMG as consideration for investment advisory services. The warrants are exercisable at $1.62 per warrant through January 2001.

     Proceeds from Public Stock Offering

     In July 1997, the Company sold in a public offering 2,875,000 shares of its common stock, which, net of offering costs of $2,486,769, generated proceeds of $13,325,731.

     Warrants Exercised

     In April 1997, the Company received $2,500,000 upon the exercise of 333,334 of the warrants issued in the December 1996 Private Placement. As consideration for exercising such warrants, the Company issued warrants to purchase an aggregate of 250,000 shares of common stock.

     Private Placement

     In May 1996, the Company sold 200,000 shares of common stock and warrants to purchase 400,000 shares of common stock through a private placement for an aggregate of $3,000,000 (the "May 1996 Private Placement"). Costs of issuance totaled $388,431 consisting principally of placement agent fees and certain professional fees. In connection with this private placement, the Company issued an option to the placement agent to purchase up to 20,000 shares of common stock and 40,000 warrants. The value of the warrants issued was accounted for as a cost of capital.

         GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

     Deferred Compensation

     In January 1998, the Company entered into a one-year consulting agreement with JEB Partners, pursuant to which JEB Partners agreed to provide investor relations consulting services to the Company. In consideration for providing such services, the Company agreed to issue JEB Partners warrants to purchase 60,000 shares of common stock (See Note 10). The estimated fair value of these options of $198,600 was initially recorded as deferred compensation. Expense related to this agreement of $192,498 was recorded during the year ended December 31, 1998.

     In July 1997, the Company issued five-year warrants to an investment bank to purchase 100,000 shares of common stock in consideration for a one-year consulting agreement. The estimated fair value of these warrants of $350,000 was recorded as deferred compensation and the Company has recorded expense related to this agreement of $204,165 and $145,833 for the year ended December 31, 1998 and 1997, respectively. The value of these warrants was fully expensed as of December 31, 1998.

     In January 1997, the Company extended its consulting agreements with two of its stockholders, pursuant to which the stockholders provided consulting services to the Company for a two-year period ending December 1998. In consideration for these services, the Company issued options to purchase 50,000 shares of common stock. The estimated fair market value of these options of $151,648 was recorded as deferred compensation and the Company has recorded expense related to these agreements of $75,824 and $72,324 for the year ended December 31, 1998 and 1997, respectively. The value of these options was fully expensed as of December 31, 1998.

     In January 1996, the Company issued five-year warrants to an underwriter and/or its designees to purchase an aggregate of 66,667 shares of common stock in consideration for consulting services. The estimated fair market value of these warrants of $400,000 was recorded as deferred compensation and the Company has recorded expense related to this agreement of $33,335 for the year ended December 31, 1997. The value of these warrants was fully expensed as of December 31, 1998.

     In April and October 1995, the Company issued five-year warrants to designees of the underwriter to purchase an aggregate of 33,334 shares of common stock in consideration for providing the Company the right of first refusal to pursue any prospective acquisition target in the phone card industry that the underwriter identified through February 1998. The estimated fair market value of these warrants of $117,000 was recorded as deferred compensation and the Company has recorded expense related to these agreements of $14,667 and $44,004 for the years ended December 31, 1998 and 1997, respectively. The value of these warrants was fully expensed as of December 31, 1998.

     In February 1995, the Company entered into consulting agreements with two of its stockholders pursuant to which the stockholders provided consulting services to the Company for a two-year period. In consideration for these services the company issued options to purchase 66,668 shares of common stock. The estimated fair market value of these options of $168,000 was recorded as deferred compensation and the Company recorded an expense related to these agreements of $14,000 for the year ended December 31, 1997. The value of these options was fully expensed as of December 31, 1997.

         GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

(9)  Income Taxes

     The Company had no current federal or state income tax liability for the years ended December 31, 1998 and 1997 due to the net losses recorded for those periods.

     The actual income tax expense differs from the "expected" tax benefit for 1998 and 1997, computed by applying the U.S. federal corporate tax rate of 34 percent to loss before income taxes, as follows:


                                                     1998               1997
                                                     ----               ----
     Computed "expected" tax benefit           $ (9,713,730)       $(8,682,219)
     Non-deductible impairment of goodwill        4,378,147          4,497,572
     Increase in valuation allowance (net
       of effect of acquisitions)                 6,132,601          4,587,751
     Other                                                -             16,824
     State tax benefit                             (797,018)          (419,928)
                                               -------------       -----------
                                               $      --           $     --
                                               =============       ===========

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 is as follows:

                                                1998                  1997
                                                ----                  ----
     Deferred tax assets:
     Benefit of net operating loss
       carryforward                          $9,810,499           $7,087,592
     Depreciation                               288,164              184,320
     Capital loss carryforward                  116,620              116,620
     Allowance for uncollectible
       accounts receivable                      144,318              227,658
     Deferred revenue                         1,262,487              599,855
     Deferred compensation                      473,947              474,945
     Sales and excise tax liability           1,692,164            1,420,447
     Other accruals                           1,509,262                   --
     Less: valuation allowance              (15,286,192)         (10,027,765)
                                            ------------          ----------
            Net deferred tax asset               11,269               83,672
     Deferred tax liabilities:
     Deferred costs                             (11,269)             (77,037)
     Depreciation on fixed assets                    --                   --
     Other                                           --               (6,635)
                                            -----------           -----------
           Net deferred income taxes                 --                   --
                                            ===========           ===========

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not some portion or the entire deferred tax asset will be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences or net operating loss carryforwards become deductible. Management considers scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies which can be implemented by the Company in making this assessment. Based upon the Company's historical operating losses and scheduled reversal of deferred tax liabilities, the Company has established a valuation allowance of $15,286,192 at December 31, 1998. The change in the valuation allowance for deferred tax assets was an increase of $5,258,427.

     At December 31, 1998, the Company had net operating loss carryforwards ("NOLs") aggregating approximately $28,900,000 expiring in years 2007 through 2018. Under Section 382 of the Internal Revenue Code of 1986, as amended, utilization of prior NOL's is limited after an ownership change, as defined in such Section 382, to an amount equal to the value of the loss corporation's outstanding stock immediately before the date of the ownership change, multiplied by the federal long-term tax exempt rate in effect during the month that the ownership change occurred. As a result of the Global Link merger and the secondary stock offering which occurred in 1997, the Company is subject to limitations on the use of its NOL's as provided under Section 382. In addition, additional ownership charges may have occurred in 1998 as a result of various equity and financing transactions. Accordingly, there can be no assurance that a significant amount of existing NOL's will be available to the Company.

         GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

(10) Stock Option Plan

     The Company has reserved 1,500,000 shares of common stock under its 1994 incentive and nonqualified stock option plan ("1994 Plan"). The 1994 Plan authorizes the granting of stock options, restricted stock awards, and deferred stock awards and stock appreciation rights to key employees, officers, directors and consultants. All incentive stock options which will be granted by the Company, with the exception of those options granted to persons holding more than ten percent of the voting common stock in the Company on the date of grant, expire ten years after grant and are issued at exercise prices which are not less than the fair market value of the common stock on the date of grant. Incentive options granted to persons holding more than ten percent of the voting common stock of the Company on the date of grant expire five years after grant and are issued at exercise prices which are not less than 110 percent of the fair market value of the stock on the date of grant. Nonqualified stock options granted under the 1994 Plan may be granted at any price determined by the Board of Directors, however, the price may not be less than the fair market value of the common stock on the date of grant. Stock options vest over a period determined by the Board of Directors. The 1994 Plan contains certain change in control provisions, which include those that could cause options to become immediately exercisable.

     A summary of activity under the 1994 Plan is as follows:

                                                                        Weighted
                                                                        Average
                                                       Number           Exercise
                                                     of Shares          Price
                                                     ----------         -------
    Outstanding at January 1, 1997                    185,855           $ 9.97
    Granted                                           224,170              6.81
    Canceled                                          (21,614)             9.05
    Exercised                                            (555)             7.88
                                                    ----------          -------
    Outstanding at December 31, 1997                  387,856              5.37
    Granted                                           958,511              2.32
    Canceled                                          (98,538)             4.95
    Exercised                                              --                --
                                                    ---------            ------
    Outstanding at December 31, 1998                1,247,829            $ 3.94
                                                    =========            ======


     At December 31, 1998, 347,854 options were exercisable and 252,172 options to purchase shares were available for future grant.

     Non-plan options

     In connection with the financing commitment entered into in April 1998, the Company granted 50,000 options to each of Messrs. Barry Rubenstein, a principal shareholder of the Company, and Eli Oxenhorn as consideration for introducing the investor to the Company (See Note 7). These options became exercisable in September 1998, and will remain exercisable until April 2003 and have an exercise price of $7.125 per share.

         GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

     In January 1998, in connection with a consulting agreement with JEB Partners, the Company granted options to purchase 60,000 shares of common stock at an exercise price of $6.125 (See Note 8). The options are immediately exercisable and expire five years from the date of grant.

     During the year ended December 31, 1997, the Company granted non-qualified options to employees and officers of the Company to purchase an aggregate of 305,000 shares of common stock at exercise prices ranging from $6.44 to $6.56. The options vest at various dates and expire five years from date of vesting. During the year ended December 31, 1998, 40,000 of these options were canceled. At December 31, 1998, 173,334 of these options were exercisable.

     In July 1997, in connection with the Company's public stock offering the Company granted to the representative of the underwriters an option to purchase 250,000 shares of common stock at an exercise price of $9.08 per share. The option is exercisable commencing July 1998 for a period of four years.

     In connection with the Global Link merger, options and warrants to purchase 145,000 shares of common stock of Global Link were converted into options to purchase an aggregate of 36,645 shares of the Company's common stock at exercise prices ranging from $.40 to $7.92. All of these options were exercisable, and 1,000 and 9,635 of these options were exercised during the years ended December 31, 1998 and 1997, respectively. Such options expire at various dates through 2003. In January 1998 certain of these options were repriced to $6.563, the then fair value of the Company's common stock.

     In February 1996, the Company granted nonqualified options to purchase an aggregate of 58,334 shares of common stock at an exercise price of $18.375 per share to officers of the Company. During the year ended December 31, 1997, 41,667 of these options were canceled. The options vest in three annual installments commencing in February 1997 and will remain exercisable for a period of five years from the date of vesting. In January 1998, these options were repriced to $6.563, the then fair value of the Company's common stock.

     In April 1995, the Board of Directors granted to certain consultants nonqualified stock options to purchase an aggregate of 2,500 shares of common stock at an exercise price of $16.50 per share. Such options were immediately exercisable and expire five years from the date of grant.

     In March 1995, the Company granted non-qualified options to purchase 33,334 shares of common stock at an exercise price of $15.00 per share to a former officer of the Company. The options vest 33 1/3% per annum commencing March 20, 1996 and will remain exercisable for a period of five years from the date of vesting.

     In October 1994, the Board of Directors granted to certain officers and/or directors immediately exercisable ten-year options to purchase 25,000 shares of common stock at an exercise price of $9.99 per share. In January 1998, certain of these options were repriced to $6.563, the then fair value of the Company's common stock.

         GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

     Summarized Information for Stock Options at December 31, 1998


                                                Outstanding                                      Exercisable
                                       ---------------------------                         ---------------------------
         Exercisable                                    Average            Average                           Average
         Price Range                   Shares              Life              Price         Shares            Price
         -----------                   ------              ----              -----         ------            -------
         $0.00 to $6.00               756,142              6.85             $ 1.50          2,001             $0.40
         $6.00 to $10.00            1,166,016              4.01             $ 7.13        922,963             $6.15
         $10.01 and over              104,180              5.70             $14.92        104,180            $14.92
                                      -------                                             -------
                                    2,026,338                                           1,029,144
                                    =========                                           =========

     As of December 31, 1998, the Company has reserved an aggregate of 2,026,338 shares of common stock for issuance upon the exercise of options.

     Stock Option Re-pricing

     In January 1998, the Company reduced the exercise price of 196,683 outstanding options to purchase common stock from exercise prices ranging from $7.88 to $18.38, to the then fair market value of the common stock of $6.56.

     SFAS No. 123

     The Company applies APB Opinion No. 25 in accounting for stock options and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have increased to the pro forma amounts indicated below:

                                                  1998              1997
                                                  ----              ----
     Net loss               As reported       ($28,569,796)     ($25,535,939)
                            Pro forma         ($29,829,794)     ($26,968,802)
     Net loss per share     As reported             ($4.41)           ($7.47)
                            Pro forma               ($4.60)           ($7.85)


     The per share weighted-average fair value of stock options granted during 1998 and 1997 was $1.67 and $4.27 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1998 expected dividend yield 0%, risk-free interest rate of 4.15%, expected life of 3 years and volatility of 214%; 1997 expected dividend yield 0%, risk-free interest rate of 5.85%, expected life of 3 years and volatility of 78%.

     Pro forma net loss reflects only options granted in 1998, 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

         GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

(11) Warrants

     The following warrants to purchase common stock were outstanding at December 31, 1998 (excluding underwriters' warrants below):

     Issue Date          Shares         Exercise Price         Expiration Date
     ----------          ------         --------------         ---------------
     October 1998        30,000             $ 1.63             October 2003
     April 1998         178,573             $ 7.00             April 2003
     April 1998         100,000             $ 7.50             April 2001
     July 1997          100,000             $ 1.63             January 2001
     April 1997         250,000             $12.00             December 1999
     December 1996       66,666             $ 7.50             November 2001
     May 1996           400,000             $12.00             December 1999
     February 1996        7,085             $13.64             February 2000
     January 1996        66,667             $15.38             December 2000
     October 1995        16,667             $15.00             October 2000
     April 1995          16,667             $15.00             April 2000
     December 1994      980,560             $12.00             December 1999
                      ---------
                      2,212,885
                      =========

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

     As of December 31, 1998, the Company had reserved 2,302,885 shares of common stock for issuance upon the exercise of warrants.

(12) Commitments and Contingencies

     Lease Commitments

     The Company's future minimum annual rental commitments, net of amounts subleased, at December 31, 1998 under operating leases for office space are as follows:

                Year                      Amount
                ----                      ------
                1999                     $360,961
                2000                      236,910
                2001                      151,497
                2002                      190,420
                2003 and thereafter        93,850
                                       ----------
                                       $1,034,088
                                       ==========

     The Company has the right to terminate certain of the leases given sufficient advance written notice. Rent expense for the years ended December 31, 1998 and 1997 amounted to approximately $369,000 and $729,000, respectively. In addition, the Company's capital lease obligations fully matured in 1998.

         GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

     The Company leases space from a former officer of the Company. The lease, which is for a five-year period beginning January 1, 1995, provides for escalating rental payments throughout the term of the lease. The total future commitment under the lease is approximately $58,000. The Company has the option to extend the lease for five years. In addition to rental payments, the Company pays for improvements and maintenance relating to the leased property. The rent paid to this former officer for the years ended December 31, 1998 and 1997 amounted to $82,650 and $73,920, respectively.

     In August 1995, the Company entered into a lease for approximately 1,930 square feet of space for its sales offices located at 60 East 42nd Street, New York, New York. The term of the lease is 62 months and provides for an annual rent of $45,248. In December 1998, the Company entered into an agreement with Shelly Finkel Management ("SFM"), a company owned by Shelly Finkel, the Company's Chairman of the Board, pursuant to which, in consideration of the Company's $48,000 payment to SFM, SFM agreed to assume all of the obligations under the lease and indemnify and hold the Company harmless from all losses, costs and expenses associated with the lease arising after December 31, 1998. To date, the Company has paid SFM $24,000.

     Employment Arrangements

     The Company has entered into employment arrangements with officers of the Company which provide for aggregate base salaries of $455,000 per annum. The arrangements, which expire on varying dates also provide for annual bonuses and covenants not-to-compete during the employment term and for two years thereafter.

     Carrier Arrangements

     TheCompany's arrangements with long distance service providers obligate the Company to generate certain minimum monthly or annual usage through each network and, if not attained, the Company is subject to underutilization charges which are recognized as incurred. No such charges were incurred through December 31, 1998.

     Litigation

     In June 1998, IDB WorldCom Services, Inc. ("Worldcom") commenced an action against the Company in the Court of Common Pleas of Philadelphia, Pennsylvania. The complaint alleges that from March 1995 through March 1997, Worldcom provided certain long distance and other telecommunications services for which it was not paid. Worldcom alleges that the Company owes Worldcom $698,419, inclusive of interest, for such services. The Company has retained counsel in this matter and will vigorously defend this actions. The Company believes that it has adequately accrued for this liability, after giving effect to the Company's offsets and counterclaims.

     The Company also is involved in litigation incidental to its business. Such litigation can be expensive and time consuming to prosecute and defend. The Company believes that these pending litigation matters, in the aggregate, could have a material adverse effect on its operating results and financial condition if resolved against the Company.

     Dial Around Compensation

     The Federal Communications Commission (FCC) has adopted certain rules governing "Dial Around Compensation" which became effective in October 1997. Such rules establish an arrangement whereby all pay telephone service providers are to be compensated for interstate and intrastate calls completed from their pay telephone, including calls that utilize toll free access codes, such as those typically made by the users of the Company's prepaid cards. The rules as amended require that each pay telephone owner is entitled to be compensated $0.24 for each call originating from a pay telephone. The Company believes that it has adequately accrued for this liability, which has been estimated based upon pay phone specific identifiers that are received by the Company as a part of the call detail records. No payments related to these fees have been made as of December 31, 1998.

         GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

     Universal Service Order

     On May 8, 1997, the Federal Communications Commission ("FCC") issued an order to implement the provisions of the Telecommunications Act of 1996 relating to the preservation and advancement of universal telephone service (the "Universal Service Order"). The Universal Service Order requires all telecommunications carriers providing interstate telecommunications services to contribute to universal service by contributing to a fund (the "Universal Service Fund"). Universal Service Fund contributions will be assessed based upon intrastate, interstate and international "end-user" gross telecommunications revenue effective January 1, 1998. Although the FCC has not yet finally determined the contribution assessment rate, the Company estimates the assessment could be as much as 5% of such revenue for the calendar year 1998, and could increase or decrease in subsequent years. While the Company believes it has adequately provided for its contribution to the Universal Service Fund, it is possible that the FCC may enact regulation concerning the Universal Service Fund in a manner which could result in additional material liabilities. No payments related to these fees had been made as of December 31, 1998.

     License

     In August 1995, the Company obtained a nonexclusive license from a third party relating to various patents related to telecommunications processes. The term of the license is through November 2011, when the last patent expires. The Company is obligated to make minimum payments of $50,000 annually over the term of the agreement. Royalty expense amounted to $537,640 and $370,189 for the years ended December 31, 1998 and 1997, respectively. No payments were made during the year ended December 31, 1998.

     Consulting Agreement

     During the year ended December 31, 1997, the Company and its then Chief Executive Officer ("CEO") Mr. Wasserson, executed a modification to his employment agreement whereby Mr. Wasserson agreed to act as consultant through December 31, 1998. In consideration for these consulting services, the Company agreed to pay Mr. Wasserson $150,000 in equal monthly installments during the consulting period, established a mechanism to forgive its common stock note receivable of $100,000 from Mr. Wasserson, and issued 50,000 options with an estimated fair market value of $145,000. In conjunction with its 1997 restructuring plan, the Company elected not to use Mr. Wasserson's services and, accordingly, recorded a $395,000 charge to expense related to the unused portion of its consulting agreement.

(13) Major Customers and Credit Concentrations

     For the year ended December 31, 1997, the Company had one customer that accounted for 14% of net sales and $279,369 of accounts receivable at December 31, 1997.

(14) Restructuring Charge

     1998 Restructuring

     During the year ended December 31, 1998, the Company recorded a $1,091,436 restructuring charge related to the closing of its Canadian subsidiary, costs associated with consolidating the Company's operations and the modification of employment agreements with three of the Company's executive officers. The Company closed its Canadian subsidiary to focus on selling its products domestically. The Company consolidated its operations from five to two locations with the intent of reducing operating expenses, including salaries and benefits, by eliminating duplicate positions at the various locations. As part of this consolidation, three executives' employment agreements were amended, which included the termination of their employment. The components of the charge, which is classified as a separate

         GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES line item in the accompanying consolidated statement of operations, are as follows:

     Canadian subsidiary closing costs                             $65,111

     Consolidation costs                                           445,111

     Compensation related to amendments to
     executive employment agreements                               581,214
                                                                ----------
                                                                $1,091,436
                                                                ==========

     Costs associated with the closure of the Canadian subsidiary primarily related to severance costs associated with employees terminated. Total revenues and net income associated with the Canadian subsidiary were not material to the results of operations. Costs associated with consolidating the Company's operations included severance costs of $26,878 associated with employees terminated. Incremental operating costs of $95,000 associated with closing the Company's call center and lease termination costs of $97,236 associated with moving the Company's corporate offices. In addition, fixed assets net of salvage costs of $225,995 were disposed of in conjunction with the Company's consolidation. The activities incorporated in the restructuring were completed by December 31, 1998. There have been no adjustments to the liability and $589,906 remains accrued at December 31, 1998, consisting primarily of accrued severance costs and future lease payments.

     1997 Restructuring

     During the year ended December 31, 1997, the Company recorded a $1,500,606 restructuring charge which was primarily related to the closure of three retail phone center locations, the disposal or abandonment of certain fixed assets, and the modification of an employment agreement with its former CEO (See Note 12). The components of the charge, which is classified separately in the accompanying consolidated statement of operations, are as follows:

     Store closing costs                                          $574,480

     Assets disposal                                               531,126

     Compensation relating to consulting
     agreement with former CEO                                     395,000
                                                                  --------
                                                                $1,500,606
                                                                ==========

     Costs associated with the closure of the retail phone centers primarily related to lease termination cost and to a lessor extent severance for employees all of whom were terminated as of December 31, 1997. Results of operations for the retail phone centers have not been separately measured by the Company. The assets impairment charge related primarily to the discontinuance of the use of certain equipment which utilized specific technology. The activities incorporated in the restructuring plan had been substantially completed as of December 31, 1997. There have been no adjustments to the liability and $205,529 of the charge remains accrued at December 31, 1998, consisting principally of future lease payments.

(15) Subsequent Event

     In December 1998, the Company offered the holders of $2,599,750 aggregate principal amount of debentures the opportunity to convert the debentures into shares of common stock at a conversion rate of $.80 per share. In January 1999, holders of $2,524,750 aggregate principal amount of debentures accepted the offer and converted the debentures into 3,155,938 shares of common stock. In connection with the conversion, the Company will incur an extraordinary loss of $1,420,172 related to the difference between the market value of the shares issued on the closing date as compared to the conversion value.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April 14, 1999        GLOBAL TELECOMMUNICATION SOLUTIONS, INC.


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


/s/ Shelly Finkel
------------------        Chairman of the Board of Directors    April 14, 1999
Shelly Finkel

/s/ Randolph Cherkas
--------------------      President and Director                April 14, 1999
Randolph Cherkas

/s/ Alan W. Kaufman
--------------------      Director                              April 14, 1999
Alan W. Kaufman

/s/ David Lipson
--------------------      Director                              April 14, 1999
David Lipson

/s/ Donald L. Ptalis
--------------------      Director                              April 14, 1999
Donald L. Ptalis

/s/ Jack N. Tobin
------------------        Director                              April 14, 1999
Jack N. Tobin

/s/ Michael D. Hoppman
----------------------    Chief Financial Officer (and          April 14, 1999
Michael D. Hoppman         principal accounting officer)

                                  EXHIBIT INDEX


   Exhibit
   Number     Description
   -------    ----------
   3.1     A  Certificate of Incorporation
   3.2     A  Amendment to Certificate of Incorporation
   3.3     A  By-Laws
   3.4     B  Certificate of Merger of Merger Sub into Global Link
   3.5     F  Certificate of Merger - NATW into NATW Acquisition Corp.
   3.6     F  Certificate of Merger - CCI into CCI Acquisition Corp.
   4.1     A  Form of Common Stock Certificate
   4.2     A  Form of Warrant Certificate
   4.3     A  Warrant Agreement between the Company and Whale Securities Co.,
              L.P.
   4.4     A  Underwriter's Warrant issued to Whale
   4.5     C  Placement Agent Warrant dated May 10, 1996 issued to Whale
   4.6     E  Warrant, dated April 15, 1995 between the Company and Craig
              Shapiro
   4.7     E  Warrant, dated October 26, 1995 between the Company and Frog
              Hollow Partners
   4.8     E  Warrant, dated January 22, 1996 between the Company and Whale
   4.9     D  Form of Warrant issued in the December 1996 Private Placement
   4.10    *  Note and Warrant Purchase Agreement dated April 8, 1998 among the Company,  Penn Merchant and each of the investors
   4.11    *  Form of Series A Convertible Subordinated Note issued in the
              April 1998 Private Placement
   4.12    *  Form of Warrant issued in the April 1998 Private Placement
   4.13    *  Common Stock Purchase Agreement dated September 17, 1998 between the Company and each of the investors
   4.14    *  Registration  Rights Agreement dated October 1, 1998 among the
              Company, Penn Merchant and each of the investors
   5.1     *  Opinion of Graubard Mollen & Miller (including consent)
   10.1    A   Employment Agreement between the Company and Shelly Finkel
   10.2    A   Stock Option Agreement between the Company and Shelly Finkel
   10.3    A   1994 Performance Equity Plan
   10.4    A   Service Agreement between the Company and Sprint Corporation
   10.5    B   Amended and Restated Securities Purchase Agreement

   Exhibit
   Number     Description
   -------    ----------
   10.6    B   The Company's Guaranty of Debentures
   10.7    B   Employment Agreement between the Company and David Tobin
   10.8    B   Stock Option Agreement between the Company and David Tobin
   10.9    A   Sublease for space at 40 Elmont Road, Elmont, New York
   10.10   F   Merger Agreement by among the Company,  NATW Acquisition Corp.,
               NATW,  Randolph Cherkas and Gary Liguori
   10.11   F   Employment Agreement between the Company and Randolph Cherkas
   10.12   F   Merger Agreement by and among the Company, CCI Acquisition Corp.,
               CCI and J. Mark Rubenstein
   10.13   G   Amendment to Employment Agreement between the Company
               and David Tobin
   10.14   G   Amendment to Employment Agreement between the Company and Shelly
               Finkel
   10.15   H   Amendment to Employment Agreement between the Company and David
               Tobin
   10.16   H   Amendment to Merger Agreement by and among the Company, CCI and
               J. Mark Rubenstein
   10.17   H   Agreement between the Company and J. Mark Rubenstein
   10.18   H   Termination of Employment Agreement between the Company and
               J. Mark Rubenstein
   21      *   Subsidiaries of the Company
   23.1    *   Consent of KPMG LLP
   23.2    *   Consent of Graubard Mollen & Miller (filed as part of Exhibit
               5.1)
-----------------------------

*    Filed herewith.

A Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 33-85998).

B Incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on March 15, 1996.

C Incorporated by reference to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form SB-2 on Form S-3 (No. 33-85998).

D Incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on December 26, 1996.

E Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-19005).

F Incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on February 23, 1998.

G Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998.

H Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.