Form 10KSB/A
period 1998-12-31
GLOBAL TELECOMMUNICATION SOLUTIONS INC
filed 1999-04-30
CIK 925004

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-KSB/A

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 1998 OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to _______________

                         Commission file number 1-13478


                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


      Delaware                                            13-3698386
--------------------------------                       -------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
  Incorporation or Organization)                       Identification No.)


10 Stow Road, Suite 200, Marlton, New Jersey                       08053
---------------------------------------------                  -------------
(Address of Principal Executive Offices)                        (Zip Code)

                                 (609) 797-3434
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                Name of Each Exchange
    Title of Each Class:                        on Which Registered:

    Common Stock, par value $.01 per share      Boston Stock Exchange

    Common Stock Purchase Warrants              Boston Stock Exchange

Securities registered under Section 12(g)
  of the Exchange Act:                          None

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     The Registrant hereby amends items 9, 10, 11 and 12 of its Annual Report on Form 10-KSB for the year ended December 31, 1998 as set forth in the pages attached hereto.

     The issuer's revenues for its most recent fiscal year were $31,178,125.

     As of April 1, 1999, the aggregate market value of the issuer's Common Stock held by non-affiliates of the issuer (based on the last sale price of such stock) was $6,296,289. At April 1, 1999, 14,429,081 shares of the issuer's Common Stock were outstanding.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The current executive officers, key employees and directors of the Company are as follows:

 Name                     Age      Position
----------------          ---      -------------------------
Shelly Finkel(1)           54      Chairman of the Board
Randolph Cherkas           36      President and Director
Michael Hoppman(2)         37      Chief Financial Officer, Treasurer
                                    and Assistant Secretary
Cory Eisner                43      Vice President of Marketing
Donald L. Ptalis(3)        56      Director of Strategic Development
                                    and Director
Alan W. Kaufman(1)(3)      61      Director
David Lipson(1)            55      Director
Jack N. Tobin(1)           57      Director

-----------------------------

(1)  Member of Compensation Committee
(2) Commencing May 1, 1999, Mr. Hoppman will no longer be employed as the Company's Chief Financial Officer, Treasurer and Assistant Secretary.
(3)  Member of Audit Committee

     Shelly Finkel has been employed by the Company as Chairman of the Board since April 1993 and was the Chief Executive Officer of the Company from April 1993 through March 1995. Mr. Finkel has been active in the promotional field since June 1965 and has been the President of Shelly Finkel Management, Inc., a New York-based personal management firm, since 1980.

     Randolph Cherkas has been the Company's President since September 1998 and a director of the Company since April 1998. From February 1998 to August 1998, Mr. Cherkas served as Chief Operating Officer of the Company. In April 1994, Mr. Cherkas founded Networks Around the World, Inc. ("NATW") and served as its President until February 1998, when NATW was acquired by the Company. From July 1993 to April 1994, Mr. Cherkas served as Account Executive for Network Equipment Technologies, a company which designs and sells network solutions to Fortune 500 companies. From July 1984 to July 1993, Mr. Cherkas served as an account executive for IBM.

     Michael Hoppman has been the Company's Chief Financial Officer, Treasurer and Assistant Secretary since September 1997. From 1990 to August 1997, Mr. Hoppman was employed by The Score Board, Inc., a manufacturer, wholesaler and marketer of baseball trading cards, prepaid phone cards and sports and entertainment memorabilia, most recently as Vice President and Chief Financial Officer.

     Cory Eisner has been the Company's Vice President of Marketing since October 1994. From 1977 to October 1994, Mr. Eisner was employed by Phone Programs, Inc., a telepromotions agency specializing in interactive phone services, most recently as Executive Vice President of Sales.

     Donald L. Ptalis has been a director of the Company since March 1996 and Director of Strategic Development since December 1998. From April 1997 to December 1998, Mr. Ptalis served as President of PCI, Inc., a computer consulting company that he founded. From January 1995 to April 1997, Mr. Ptalis was the President of Masque Sound & Recording Corp., a sound equipment rental company. From June 1993 to December 1995, Mr. Ptalis managed his personal investments. From 1987 to June 1993, Mr. Ptalis was the President and Chief Executive Officer of Desks Inc., an office furniture supply company.

     Alan W. Kaufman has been a director of the Company since November 1994. Mr. Kaufman has been a director since August 1997 and Chairman of the Board since May 1998 of QueryObject Systems Corporation ("QueryObject"), a developer and marketer of business intelligence software. Mr. Kaufman served as Chief Executive Officer of QueryObject from October 1997 to December 1998. From April 1986 to December 1996, Mr. Kaufman held various positions, including Vice President of Marketing and Vice President of Sales and Marketing, and most recently Executive Vice President of Sales, at Cheyenne Software, Inc. Mr. Kaufman was the founding President of the New York Software Industry Association.

     David Lipson has been a director of the Company since January 1999. From October 1988 to December 1998, Mr. Lipson served as the Chairman of the Board and Chief Executive Officer of Integrated Systems Consulting Group, Inc. ("Integrated Systems"), a publicly-traded computer services company. In December 1998, Integrated Systems merged with First Consulting Group, Inc. ("FCGI"), a publicly-traded company that provides operations improvement and information management services for the healthcare, pharmaceutical and life sciences industries. Mr. Lipson currently is serving as Vice Chairman and managing director of FCGI's pharmaceutical and life sciences practice. Mr. Lipson also serves on the board of directors of the following non-reporting emerging growth companies: Prescient Systems, Inc., United Messaging Inc. and K Consulting Inc.

     Jack N. Tobin has been a director of the Company since March 1996. Since March 1989, Mr. Tobin has been the President of Jack Tobin & Associates, Inc., a marketing, public relations and lobbying firm that he founded. From November 1982 to November 1998, Mr. Tobin served as a member of the State of Florida House of Representatives. As a member of the House of Representatives, Mr. Tobin served as the Chairman of the Health and Rehabilitative Services, Science Industry and Technologies and Business and Professional Regulation committees. From November 1989 to November 1996, Mr. Tobin chaired the full committee or subcommittee that regulates telecommunications companies operating within the state.

Board of Directors

     The Board of Directors of the Company is divided into three classes, each of which serves for a term of three years, with only one class of directors being elected in each year. The term of the first class of directors, currently consisting of Shelly Finkel and David Lipson, will expire at the annual meeting of stockholders to be held in 2001; the term of the second class of directors, currently consisting of Alan W. Kaufman and Donald L. Ptalis, will expire at the annual meeting of stockholders to be held in 1999; and the term of the third class of directors, currently consisting of Jack N. Tobin and Randolph Cherkas, will expire at the annual meeting of stockholders to be held in 2000. In each case, each director will hold office until the next annual meeting of stockholders at which his class of directors is to be elected or until his successor is duly qualified and appointed. Executive officers serve at the discretion of the Board.

     The members of the Company's Board of Directors receive $500 for attending each board meeting and $250 for attending each committee meeting. In addition, on March 31st of each calendar year, each person who is then a non-employee director of the Company is granted immediately exercisable ten-year options to purchase 10,000 shares of Common Stock at the fair market value thereof on the date prior to the date of grant. See "Executive Compensation--1994 Performance Equity Plan."

     The Company has appointed a Compensation Committee and an Audit Committee of the Board of Directors. The Compensation Committee, consisting of Shelly Finkel, Alan W. Kaufman, David Lipson and Jack N. Tobin, reviews the salaries and other compensation of the Company's executive officers. The role of the Audit Committee, consisting of Alan W. Kaufman and Donald L. Ptalis, is to review (1) the scope of Company's annual audit and other services provided by the Company's independent auditors and (2) the audit results and the auditors' recommendations regarding policies, systems and controls.

Indemnification and Exculpation Provisions

     The Company's certificate of incorporation provides for indemnification of officers and directors to the fullest extent permitted by Delaware law. In addition, under the Company's certificate of incorporation, no director shall be liable personally to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director; provided that the certificate of incorporation does not eliminate the liability of a director for (1) any breach of the director's duty of loyalty to the Company or its stockholders; (2) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (3) acts or omissions in respect of certain unlawful dividend payments or stock redemptions or repurchases; or (4) any transaction from which such director derives improper personal benefit.

Compliance with Section 16 of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), requires the Company's directors and officers and persons who beneficially own more than ten percent of the Company's Common Stock to file with the Securities and Exchange Commission ("Commission") and the Boston Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock in the Company. Officers, directors and greater-than-ten percent shareholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) reports they filed. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representation that no other reports were required, during the fiscal year ended December 31, 1998, such persons complied with all Section 16(a) filing requirements.

ITEM 10.   EXECUTIVE COMPENSATION

     The following table sets forth information concerning compensation for the past three years ended December 31, 1998 for the Company's President, the three other most highly compensated executive officers and two former executive officers (collectively, the "Named Executive Officers") whose compensation exceeded $100,000 for the year ended December 31, 1998. None of the Named Executive Officers received noncash compensation benefits having a value exceeding 10% of his cash compensation during 1996, 1997 or 1998.



                                            SUMMARY COMPENSATION TABLE
----------------------------------------- --------- ------------------------ ---------------------------------------
                                                            Annual                   Long-Term Compensation
                                                         Compensation
----------------------------------------- --------- ------------ ----------- ------------------ --------------------
                                                                                  Awards              Payouts
----------------------------------------- --------- ------------ ----------- ------------------ --------------------
Name and Principal                          Year    Salary ($)     Bonus          Options            All Other
Position During Period                                              ($)       (No. of Shares)      Compensation
                                                                                                        ($)
----------------------------------------- --------- ------------ ----------- ------------------ --------------------
Shelly Finkel                               1998      121,154       --               54,334(1)          --
  Chairman of the Board                     1997      75,000        --              103,334(1)          --
                                            1996      75,000        --                3,334(1)          --
----------------------------------------- --------- ------------ ----------- ------------------ --------------------
Randolph Cherkas                            1998    145,000(2)      --                 101,000          --
  President and director                    1997        --          --                      --          --
                                            1996        --          --                      --          --
----------------------------------------- --------- ------------ ----------- ------------------ --------------------
Michael Hoppman                             1998      125,000      18,000               55,000          --
  Chief Financial Officer, Treasurer        1997      40,385        --                  25,000          --
  and Assistant Secretary                   1996        --          --                      --          --
----------------------------------------- --------- ------------ ----------- ------------------ --------------------
Cory Eisner                                 1998      125,000      10,050               35,301          --
  Vice President of Marketing               1997      122,779       --                  25,000          --
                                            1996      155,000       --                   5,000          --
----------------------------------------- --------- ------------ ----------- ------------------ --------------------
Robert Bogin(3)                             1998      133,377      25,000             3,334(1)        34,615
  formerly President and director           1997      66,377        --                 100,000          --
                                            1996        --          --                      --          --
----------------------------------------- --------- ------------ ----------- ------------------ --------------------
David S. Tobin(4)                           1998      109,847      7,500                60,000       28,990(5)
  formerly Vice President--Business         1997      175,923       --                  75,000          --
  Affairs, General Counsel and              1996      116,667       --                  29,303          --
  Secretary
----------------------------------------- --------- ------------ ----------- ------------------ --------------------

(1) Includes immediately exercisable options to purchase 3,334 shares of Common Stock granted pursuant to the Company's 1994 Performance Equity Plan, which provided for stock option grants of 3,334 shares to be made to each director of the Company on March 31st of 1995 through 1998. See "--1994 Performance Equity Plan."

(2) Does not include amount paid to Mr. Cherkas in connection with the NATW merger described in "Certain Relationships and Related Transactions--The NATW Merger."

(3) The Company formerly employed Robert Bogin as President pursuant to an employment agreement expiring on December 31, 1999. Mr. Bogin's annual base compensation at the time his employment ceased was $200,000. In August 1998, the Company amended Mr. Bogin's employment agreement to provide that effective August 31, 1998, Mr. Bogin would no longer serve as the Company's President. The amendment provided for a severance arrangement under which he would be paid $100,000 per annum through December 31, 1999. In addition, the amendment provided that the options to purchase 100,000 shares of Common Stock granted to him in connection with his employment would remain exercisable until December 31, 2001. The Company also agreed to maintain medical coverage for Mr. Bogin through December 31, 1999 unless he becomes employed elsewhere and is eligible for such coverage. Mr. Bogin is prohibited from competing with the Company through December 31, 2000.

(4) The Company formerly employed David Tobin as Vice President--Business Affairs and General Counsel pursuant to an employment agreement expiring December 31, 2000. Mr. Tobin's annual base compensation at the time his employment ceased was $175,000. In September 1998, the Company amended Mr. Tobin's employment agreement to provide that effective September 30, 1998, Mr. Tobin would no longer serve as the Company's Vice President--Business Affairs and General Counsel. The amendment provided for a severance arrangement under which he would be paid $87,500 per annum through December 31, 2000. In addition, the amendment provided that all of Mr. Tobin's outstanding options would remain exercisable until December 31, 2001. The Company also agreed to maintain medical coverage for Mr. Tobin through December 31, 2000 unless he becomes employed elsewhere and is eligible for such coverage. The Company also granted him options to purchase 30,000 shares of Common Stock which became exercisable in March 1999 and will remain exercisable until September 2003 at an exercise price of $1.75 per share.

(5) Includes $20,865 in severance payments. Also includes $8,125 in legal fees paid to David S. Tobin, P.A. in connection with Mr. Tobin's provision of legal services to the Company after the termination of his employment.

         The following table summarizes the number of shares and the terms of stock options granted to the Named Executive Officers in 1998:

  -----------------------------------------------------------------------------------------------------------------
             OPTION/SHARE GRANTS DURING YEAR ENDED DECEMBER 31, 1998
  ---------------------------------------- --------------------------------------- --------------------------------
                                Individual Grants
  ---------------------------------------- ------------------ -------------------- -------------- -----------------
  Name and Position                            Options/           % of Total         Exercise        Expiration
  During Period                                 Shares          Options/Shares         Price            Date
                                                Granted           Granted to         ($/Share)
                                                                 Employees in
                                                                  Fiscal Year
  ---------------------------------------- ------------------ -------------------- -------------- -----------------
  Shelly Finkel                                     3,334(1)         5.7%                 7.3125    1/3    3/30/08
    Chairman of the Board                             30,000                                2.25    1/3   - 2/6/04
                                                                                                    1/3   - 1/1/05
                                                                                                    1/3   - 1/1/06
                                                      21,000                                1.00    1/3  - 6/15/04
                                                                                                    1/3 - 12/15/04
                                                                                                    1/3 - 12/15/05
  ---------------------------------------- ------------------ -------------------- -------------- -----------------
  Randolph Cherkas                                    50,000         10.5%                 6.375    1/2  -  2/6/04
    President and director                                                                          1/2  -  2/6/05
                                                      30,000                                2.25    1/3  -  2/6/04
                                                                                                    1/3  -  1/1/05
                                                                                                    1/3  -  1/1/06
                                                      21,000                                1.00    1/3  - 6/15/04
                                                                                                    1/3 - 12/15/04
                                                                                                    1/3 - 12/15/05
  ---------------------------------------- ------------------ -------------------- -------------- -----------------
  Michael Hoppman                                     25,000         5.7%                  6.125    1/2  -  5/5/03
    Chief Financial Officer, Treasurer                                                              1/2  -  5/5/04
    and Assistant Secretary                           21,000                                2.25    1/3  -  2/6/04
                                                                                                    1/3  -  1/1/05
                                                                                                    1/3  -  1/1/06
                                                       9,000                                1.00    1/3 -  6/15/04
                                                                                                    1/3 - 12/15/04
                                                                                                    1/3 - 12/15/05
  ---------------------------------------- ------------------ -------------------- -------------- -----------------
  Cory Eisner                                          1,100         3.7%                   2.25            8/6/03
    Vice President of Marketing                       21,000                                2.25    1/3  -  2/6/04
                                                                                                    1/3  -  1/1/05
                                                                                                    1/3  -  1/1/06
                                                       1,201                                2.06           9/16/03
                                                      12,000                                1.00    1/3  - 6/15/04
                                                                                                    1/3 - 12/15/04
                                                                                                    1/3 - 12/15/05
  ---------------------------------------- ------------------ -------------------- -------------- -----------------
  Robert Bogin                                         3,334(1)      0.3%                 7.3125           3/30/08
    formerly President and director
  ---------------------------------------- ------------------ -------------------- -------------- -----------------
  David S. Tobin                                      30,000         6.3%                   2.25          12/31/01
    formerly Vice President--Business                 30,000                                1.75           9/30/03
    Affairs, General Counsel
    and Secretary
  ---------------------------------------- ------------------ -------------------- -------------- -----------------

(1) Represents immediately exercisable options to purchase 3,334 shares of Common Stock granted pursuant to the terms of the 1994 Plan, which provided for stock option grants of 3,334 shares to be made to each director of the Company on March 31st of 1995 through 1998. See "--1994 Performance Equity Plan."

     The following table summarizes the number of exercisable and unexercisable options held by the Named Executive Officers at December 31, 1998, and their value at that date if such options were in-the-money.

              AGGREGATE YEAR-END OPTION VALUES AT DECEMBER 31, 1998
------------------------------------------------------------------------------------------------------------------------
Name and Position During Period              Number of Unexercised Options         Value of Unexercised In-the-Money
                                                  at December 31, 1998            Options at December 31, 1998 ($)(1)
----------------------------------------- ------------------------------------- ----------------------------------------
                                             Exercisable       Unexercisable      Exercisable         Unexercisable
----------------------------------------- ------------------ ------------------ ----------------- ----------------------
Shelly Finkel                                  123,336             24,000             --                23,625.00
  Chairman of the Board
----------------------------------------- ------------------ ------------------ ----------------- ----------------------
Randolph Cherkas                                  0               101,000             --                23,625.00
  President and director
----------------------------------------- ------------------ ------------------ ----------------- ----------------------
Michael Hoppman                                 22,500             57,500             --                10,125.00
  Chief Financial Officer, Treasurer
  Assistant Secretary
----------------------------------------- ------------------ ------------------ ----------------- ----------------------
Cory Eisner                                     25,002             51,967             --                13,578.07
  Vice President of Marketing
----------------------------------------- ------------------ ------------------ ----------------- ----------------------
Robert Bogin                                   103,334               0                --                   --
  formerly President and director
----------------------------------------- ------------------ ------------------ ----------------- ----------------------
David S. Tobin                                  61,247            103,055             --                11,250.00
  formerly Vice President--Business
  Affairs, General Counsel and
  Secretary
----------------------------------------- ------------------ ------------------ ----------------- ----------------------

(1) Represents the difference between the aggregate market value at December 31, 1998 of the Common Stock underlying the options (based on a last sale price of $2.125 on that date) and the options' aggregate exercise price.

1994 Performance Equity Plan

     In October 1994, the Board of Directors adopted, and the stockholders approved, the 1994 Plan. In July 1998, the stockholders approved an amendment to the 1994 Plan to (1) increase the number of shares of Common Stock available for issuance under the 1994 Plan from 500,000 shares to 1,500,000 shares and (2) revise the section of the 1994 Plan that provided for an annual automatic grant of options to purchase 3,334 shares of Common Stock to each director to (a) apply to only non-employee directors and (b) increase the number of options granted annually to each non-employee director from 3,334 shares to 10,000 shares. The 1994 Plan currently authorizes the granting of awards to the Company's key employees, officers, directors and consultants. Awards consist of stock options (both nonqualified options and options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended), restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards, as described in the 1994 Plan. The 1994 Plan is administered by the Board of Directors, which determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the 1994 Plan.

     On March 31st of each calendar year during the term of the 1994 Plan, assuming there are enough shares then available for grant under the 1994 Plan, each person who is then a non-employee director of the Company is awarded stock options to purchase 10,000 shares of the Company's Common Stock at the fair market value thereof (as determined in accordance with the 1994 Plan), all of which options are immediately exercisable as of the date of grant and have a term of ten years. These are the only awards which may be granted to a director of the Company under the 1994 Plan.

     Each stock option may be granted at a price determined by the Board of Directors, not to be less than 100% of the fair market value of the Common Stock on the date prior to the date of grant (or 110% of the fair market value in the case of qualified stock options granted to a holder of more than 10% of the outstanding stock of the Company). The aggregate fair market value of shares for which qualified stock options are exercisable for the first time by such employee during any calendar year may not exceed $100,000. The 1994 Plan also contains certain change in control provisions, which could cause options and other awards to become immediately exercisable and restrictions and deferral limitations applicable to other awards to lapse in the event any person (excluding certain stockholders of the Company) acquires beneficial ownership of more than 25% of the Company's outstanding shares of Common Stock.

     As of December 31, 1998, options to purchase 1,247,829 shares of Common Stock were outstanding under the 1994 Plan. At December 31, 1998, options outstanding under the 1994 Plan include options to purchase 283,969 shares currently held by executive officers, at exercise prices ranging from $1.00 to $6.563 per share. In addition, pursuant to the terms of the 1994 Plan, on March 31, 1995, 1996, 1997 and 1998, the Company granted to each director of the Company immediately exercisable ten-year options to purchase 3,334 shares for $17.625, $15.75, $11.125 and $7.3125 per share, respectively. In March 1999, the
Company granted to each non-employee director immediately exercisable ten-year options to purchase 10,000 shares for $0.9375 per share. The exercise prices of all of the foregoing options are equal to the fair market value of the Common Stock on the date prior to the date of grant.

     In December 1998, the Company entered into a consulting agreement with Steven Chapman, pursuant to which Mr. Chapman agreed to provide telecommunications consulting services to the Company. The agreement is terminable by either party upon 30 days' prior written notice. In consideration for providing such services, the Company agreed to pay Mr. Chapman $25,000 per quarter plus commission and to grant him options under the 1994 Plan to purchase up to 150,000 shares of Common Stock for $1.00 per share, 2,500 of which vest in June 1999, 5,000 of which vest upon the Company's commencement of a direct relationship with an international carrier, and 2,500 vest at the end of each calendar quarter that the direct relationship remains in place up to a maximum of five quarters. This option expires five years from the date of vesting.

Other Options and Warrants

     In April 1997, Wheatley Partners, L.P. ("Wheatley") and Wheatley Foreign Partners, L.P. ("Wheatley Foreign") exercised an aggregate of 333,334 warrants sold in December 1996 at an exercise price of $7.50 per share, resulting in $2,500,000 of gross proceeds to the Company. In consideration for exercising the warrants, the Company issued to Wheatley and Wheatley Foreign warrants to purchase an aggregate of 250,000 shares of Common Stock. These warrants are identical to the warrants issued in the Company's initial public offering in December 1994. See "Certain Relationships and Related Transactions--General."

     In July 1997, in connection with the Company's public stock offering, the Company granted to the representative of the underwriters an option to purchase 250,000 shares of common stock at an exercise price of $9.08 per share. The option became exercisable in July 1998 and will remain exercisable until July 2002.

     In July 1997, in connection with his employment with the Company, Robert Bogin, the Company's former President, was granted options to purchase 100,000 shares of Common Stock at an exercise price of $6.563 per share, all of which are currently exercisable. In connection with Mr. Bogin's departure from the Company in August 1998, the Company agreed to allow these options to remain exercisable until December 31, 2001. See footnote 3 to the Summary Compensation Table for a discussion of Mr. Bogin's severance arrangement.

     Also in July 1997, the Company issued warrants to Pennsylvania Merchant Group ("Penn Merchant") to purchase 100,000 shares of Common Stock at an exercise price of $7.00 per share in consideration of Penn Merchant rendering consulting services to the Company. In lieu of paying cash compensation to Penn Merchant for acting as placement agent of the Company's private placement consummated in October 1998, the Company reduced the exercise price of these warrants to $1.625 per share.

     In November 1997, the Company granted options to purchase an aggregate of 165,000 shares of Common Stock to certain of its employees, including (1) options to purchase 100,000 shares of Common Stock at an exercise price of $6.4375 per share to Shelly Finkel, the Company's Chairman of the Board, all of which are currently exercisable and (2) options to purchase 25,000 shares of Common Stock at an exercise price of $6.4375 per share to Michael Hoppman, the Company's Chief Financial Officer, 10,000 of which are currently exercisable, 10,000 of which vest in August 1999, and 5,000 of which vest in August 2000.

     In January 1998, the Company granted options to JEB Partners to purchase 60,000 shares of Common Stock at an exercise price of $6.125 per share in consideration of JEB Partners rendering consulting services to the Company. Such options are currently exercisable and will remain exercisable until January 2003.

     In April 1998, the Company completed a private placement, pursuant to which it derived net proceeds of approximately $1,135,000 through the sale of $1,250,000 promissory notes and warrants to purchase 178,573 shares of Common Stock. The warrants are exercisable through April 2001 at an initial exercise price of $7.00 per share.

     In April 1998, the Company issued to an investor, who agreed to purchase up to $2,000,000 of Common Stock or other securities at a discount to the market price of such securities, warrants to purchase 100,000 shares of Common Stock at an exercise price of $7.50 per share. The warrants are immediately exercisable and will remain exercisable until April 13, 2001. In connection with introducing this investor to the Company, the Company granted to each of Messrs. Barry Rubenstein, a principal stockholder of the Company, and Eli Oxenhorn options to purchase 50,000 shares of Common Stock at an exercise price of $7.125 per share. The options are currently exercisable and will remain exercisable until April 1, 2003.

     In October 1998, the Company issued to Penn Merchant warrants to purchase 30,000 shares of Common Stock until October 2003 at an exercise price of $1.625 per share in lieu of payment for the balance of monthly consulting fees owed to Penn Merchant, which aggregated approximately $78,000.

Option Repricing

     In January 1998, the Company reduced the exercise prices of 196,683 outstanding options to purchase Common Stock from exercise prices ranging from $7.88 to $18.38, to $6.563, the fair market value of the Common Stock on the date of such repricing. 10,000 of the repriced options are held by Shelly Finkel, Chairman of the Board. The exercise price of these options was reduced from $9.99 per share. 29,303 of the repriced options are held by David Tobin, former Vice President--Business Affairs and General Counsel. The exercise price of 16,667 options was reduced from $18.375 per share and the exercise price of 12,636 options was reduced from $7.92 per share. 16,668 of the repriced options are owned by Cory Eisner, Vice President of Marketing. The exercise price of 8,334 options was reduced from $15.00 per share, the exercise price of 3,334 options was reduced from $17.25 per share and the exercise price of 5,000 options was reduced from $7.875 per share.

Employment Agreements

     The Company has entered into employment agreements with each of Shelly Finkel, its Chairman of the Board, Randolph Cherkas, its President, and Cory Eisner, its Vice President of Marketing.

     Mr. Finkel's employment agreement, as amended, provides for a term through December 31, 2000, and requires him to devote at least 50% of his business time to the management and operations of the Company. The agreement provides for a base salary of $150,000 per annum, plus an annual cash bonus at the discretion of the Board of Directors. If Mr. Finkel is terminated without cause, he will continue to receive his salary through the remainder of his term of employment, and will be paid a cash bonus equal to the last cash bonus paid to him. If Mr. Finkel is terminated without cause after (1) the Company is sold or otherwise acquired, or (2) a party that owns no more than 5% of the voting securities of the Company acquires in one or more transactions beneficial ownership of more than 35% of such securities (a "Change of Control"), Mr. Finkel will receive all salary and bonus payments in a single lump sum payment. The agreement prohibits Mr. Finkel from competing with the Company during the term of his employment and for two years thereafter. In August 1998, Mr. Finkel voluntarily agreed to reduce his salary from $150,000 to $75,000 per annum.

     Mr. Cherkas' employment agreement provides for a term through December 31, 2000 and for an annual base salary of $180,000 per annum, subject to annual increases and bonuses as the Board of Directors may, in its discretion, determine. In connection with his employment with the Company, Mr. Cherkas was granted options to purchase 50,000 shares of Common Stock at an exercise price of $6.375 per share, 25,000 of which became exercisable in February 1999 and 25,000 of which become exercisable in February 2000. In August 1998, Mr. Cherkas voluntarily agreed to reduce his salary from $180,000 to $125,000 per annum.

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of April 1, 1999, with respect to (1) those persons or groups known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (2) each director of the Company, (3) each Named Executive Officer and (4) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the Commission. Under this rule, a person is deemed to own beneficially the number of shares issuable upon exercise of options, warrants or convertible securities it holds that are exercisable within 60 days from April 1, 1999. Each beneficial owner's percentage ownership is determined by assuming that convertible securities, options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of April 1, 1999 have been exercised.

                                                                           Shares
                                                                        Beneficially
Name and Address of Beneficial Owner                                       Owned              Percent
---------------------------------------                                 -------------         --------
Shelly Finkel                                                              679,746(1)           4.7%
      c/o Shelly Finkel Management, Inc.
      60 East 42nd Street, Suite 464
      New York, New York 10165

Randolph Cherkas                                                           450,721(2)           3.1%
      c/o Global Telecommunication Solutions, Inc.
      10 Stow Road, Suite 200
      Marlton, New Jersey  08053

Donald L. Ptalis                                                            92,741(3)            *
      16 Ross Avenue
      Emerson, New Jersey 07630

Alan W. Kaufman                                                             26,670(4)            *
      1150 Park Avenue #9A
      New York, New York 10177

David Lipson                                                                10,000(5)            *
      c/o Integrated Systems Consulting Group, Inc.
      575 E. Swedesford Road
      Wayne, Pennsylvania  19087

Jack N. Tobin                                                               20,001(6)            *
      7759 Highlands Circle
      Margate, Florida 33063

Michael Hoppman                                                             62,285(7)            *
      c/o Global Telecommunication Solutions, Inc.
      10 Stow Road, Suite 200
      Marlton, New Jersey  08053

Cory Eisner                                                                 46,970(8)            *
     c/o Global Telecommunication Solutions, Inc.
     233 7th Street
     Garden City, New York

Robert Bogin                                                               103,334(9)            *
      8221 Windsor View Terrace
      Potomac, Maryland  20854

David S. Tobin                                                            144,302(10)           1.0%
      3300 University Drive
      Coral Springs, Florida  33065

                                                                           Shares
                                                                        Beneficially
Name and Address of Beneficial Owner                                       Owned              Percent
---------------------------------------                                 -------------         --------
Barry Rubenstein                                                        4,589,387(11)          31.0%
      68 Wheatley Road
      Brookville, New York 11545

Wheatley Partners LLC                                                   3,322,621(12)          22.6%
      80 Cuttermill Road
      Great Neck, New York 11021

All executive officers and directors as a group                         1,389,134(13)           9.4%
      (8 persons)

-----------------------------------

*    Less than 1%.

(1) Includes 140,336 shares underlying currently exercisable options and 30,873 shares underlying warrants. Excludes 34,000 shares underlying options, 7,000 of which become exercisable in each of December 1999 and 2000 and 10,000 of which become exercisable in each of January 2000 and 2001.

(2) Includes 42,000 shares underlying currently exercisable options. Excludes 59,000 shares underlying options, 25,000 of which become exercisable in February 2000, 7,000 of which become exercisable in each of December 1999 and 2000 and 10,000 of which become exercisable in each of January 2000 and 2001.

(3) Includes 127 shares underlying warrants and 30,001 shares underlying currently exercisable options.

(4) Includes 1,667 shares underlying warrants and 23,334 shares underlying currently exercisable options.

(5)  Represents shares underlying currently exercisable options.

(6)  Represents shares underlying currently exercisable options.

(7) Includes 45,000 shares underlying currently exercisable options. Excludes 35,000 shares underlying options, 10,000 of which vest in August 1999, 3,000 of which vest in each of December 1999 and 2000, 7,000 of which vest in January 2000, 5,000 of which vest in August 2000 and 7,000 of which vest in January 2001.

(8) Includes 334 shares underlying warrants and 46,636 shares underlying currently exercisable options. Excludes 30,333 shares underlying options, 15,333 of which become exercisable in January 2000, 7,000 of which become exercisable in January 2001 and 4,000 of which become exercisable in each of December 1999 and 2000.

(9)  Represents shares underlying currently exercisable options.

(10) Represents shares underlying currently exercisable options. Excludes 20,000 shares underlying options, 10,000 of which become exercisable in each of January 2000 and 2001.

(11) Includes 10,334 shares owned by The Marilyn and Barry Rubenstein Family Foundation, a tax exempt organization of which Mr. Rubenstein is a trustee, and 26,667 shares owned by Marilyn Rubenstein, Mr. Rubenstein's spouse. Mr. Rubenstein disclaims beneficial ownership over all of such shares. Also includes 110,623 shares owned by Seneca Ventures, a New York limited partnership of which Mr. Rubenstein is a general partner. Also includes 292,912 shares owned and 13,334 shares underlying warrants owned by Woodland Partners, a New York general partnership of which Mr. Rubenstein is a partner. Also includes 185,623 shares owned by the Woodland Venture Fund, a New York limited partnership of which Mr. Rubenstein is a general partner. Also includes 2,877,402 shares owned and 235,000 shares underlying warrants owned by Wheatley. Also includes 195,219 shares owned and 15,000 shares underlying warrants owned by Wheatley Foreign. Mr. Rubenstein is a member and officer of Wheatley Partners LLC, a Delaware limited liability company which is the general partner of Wheatley, and also a general partner of Wheatley Foreign. Mr. Rubenstein disclaims beneficial ownership of the securities owned by Seneca Ventures, Woodland Partners, Woodland Venture Fund, Wheatley and Wheatley Foreign except to the extent of his equity interest therein. Also includes 10,000 shares owned by the Rubenstein Family LP, a New York limited partnership of which Mr. Rubenstein is a general partner. Also includes 68,057 shares owned individually by Barry Rubenstein, 103,333 shares held in his IRA Rollover account, 18,057 shares underlying warrants and 108,334 shares underlying currently exercisable options.

(12) Includes 235,000 and 15,000 shares underlying warrants owned by Wheatley and Wheatley Foreign, respectively. Such entities are controlled by Wheatley Partners LLC, a Delaware limited liability company which is the general partner of Wheatley and a general partner of Wheatley Foreign. The members and officers of Wheatley Partners LLC are Barry Rubenstein, Irwin Lieber, Barry Fingerhut, Seth Lieber, Jonathan Lieber and Matthew Smith.

(13) Includes those shares deemed to be included in the respective beneficial ownership of Messrs. Finkel, Cherkas, Ptalis, Kaufman, Lipson, Jack Tobin, Hoppman and Eisner as described in notes 1 through 8 above.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

General

     In February 1995, the Company entered into two-year consulting agreements with each of Barry Rubenstein, a principal stockholder of the Company, and Eli Oxenhorn. In January 1997, such agreements were extended through February 1999. In February 1995, the Company granted to each of Messrs. Rubenstein and Oxenhorn, in consideration for the consulting services, options to purchase 33,334 shares of Common Stock at an exercise price $14.25 per share, which options became exercisable in February 1996 and remain exercisable until February 2001. In January 1997, in connection with the extension of their respective consulting agreements, each of Messrs. Rubenstein and Oxenhorn were granted options to purchase 25,000 shares of Common Stock at an exercise price of $9.00 per share. These options became exercisable in February 1997 and remain exercisable until February 2002. In January 1998, the Company reduced the exercise prices of all of the options granted to Messrs. Rubenstein and Oxenhorn to $6.563 per share. See "--Option Repricing."

     In March 1997, the Company entered into an agreement with Wheatley, pursuant to which Wheatley agreed that if the Company did not consummate a financing resulting in gross proceeds to the Company of at least $2,500,000 by June 1, 1997, then Wheatley and Wheatley Foreign would exercise an aggregate of at least 333,334 of the warrants that they received in the private placement consummated by the Company in December 1996, which would result in the Company's receipt of gross proceeds of at least $2,500,000. In April 1997, the Company requested that Wheatley and Wheatley Foreign exercise 333,334 warrants prior to June 1, 1997 and, in consideration of such exercise, the Company issued to Wheatley and Wheatley Foreign warrants to purchase an aggregate of 250,000 shares of Common Stock. The new warrants are identical to the warrants issued by the Company in its initial public offering in December 1994.

     In September 1997, the Company amended the employment agreement of Gary Wasserson, the Company's former Chief Executive Officer, pursuant to which Mr. Wasserson agreed to serve as the Company's Chief Executive Officer only until December 31, 1997 and then to be engaged as a consultant until December 31, 1998. In consideration thereof, the Company agreed to (1) pay Mr. Wasserson $50,000 in severance payments, $25,000 of which was paid in each of September 1997 and January 1998, (2) pay Mr. Wasserson $150,000 in equal monthly installments during the consulting period, (3) forgive $100,000 of debt owed by Mr. Wasserson so long as Mr. Wasserson did not violate the terms of the agreement and (4) grant him immediately exercisable options to purchase 50,000 shares of Common Stock until November 2002 at an exercise price of $6.4375 per share. In addition, the Company currently leases space from JilJac Realty Company, a general partnership owned by Gary Wasserson which, until August 1998, housed the Company's principal executive offices. The lease expires in December 1999 and provides for an annual rent of $58,344 during 1999.

     In April 1998, limited partnerships in which Mr. Barry Rubenstein is either a general partner or an officer and member of a limited liability company that is a general partner agreed to allow the Company to defer repayment of an aggregate of $2,400,000 of promissory notes issued by the Company in December 1996 from November 1998 to January 1999. In December 1998, these notes were converted into Common Stock as described below.

     In April 1998, in connection with introducing to the Company an investor that agreed to acquire up to $2,000,000 of Common Stock or other securities, the Company granted to each of Messrs. Barry Rubenstein and Eli Oxenhorn options to purchase 50,000 shares of Common Stock at an exercise price of $7.125 per share. The options became exercisable in September 1998 and will remain exercisable until April 2003.

     In December 1998, the Company offered holders of $3,050,000 aggregate principal amount of promissory notes acquired from the Company in December 1996 the opportunity to convert their notes into shares of Common Stock at a conversion rate of $0.968 per share and to exchange an aggregate of 683,333 common stock purchase warrants for shares of Common Stock at an exchange rate of
4.5555 warrants per share. $3,000,000 of the notes and 666,667 of the warrants were converted into an aggregate of 3,245,518 shares of Common Stock. In addition, holders that accepted this conversion offer forgave interest of approximately $14,000 due on these notes. Among these holders were Shelly Finkel, Chairman of the Board, and limited partnerships in which Barry Rubenstein, a principal stockholder, is either a general partner or an officer and member of a limited liability company that is a general partner. The remaining $50,000 of notes plus interest accrued were converted pursuant to the terms of the notes into an aggregate of 71,736 shares of Common Stock at a conversion rate of $.7025 per share.

     In December 1998, the Company offered holders of $2,599,750 aggregate principal amount of debentures acquired from the Company in June and September 1994 the opportunity to convert their debentures into shares of Common Stock at a conversion rate of $0.80 per share. In January 1999, holders of $2,524,750 aggregate principal amount of debentures converted their debentures into 3,155,938 shares of Common Stock. Donald Ptalis, an officer and director of the Company, converted $50,000 of debentures into 62,500 shares of Common Stock. The Company offered the debenture holders the opportunity to convert their debentures into shares because the Company anticipated that it would not be able to pay off the principal amount of the debentures when due in June and September 1999.

     In December 1998, the Company entered into an agreement with Shelly Finkel Management ("SFM"), a company owned by Shelly Finkel, the Company's Chairman of the Board, pursuant to which, in consideration of the Company's $48,000 payment to SFM, SFM agreed to assume all of the obligations under the Company's lease for its sales office in New York and to indemnify and hold the Company harmless from all losses, costs and expenses associated with the lease arising after December 31, 1998. To date, the Company has paid SFM $24,000.

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

The NATW Merger

     In February 1998, the Company acquired, through a merger, all of the outstanding capital stock of NATW for a purchase price comprised of (1) $2,000,000 in cash, (2) an aggregate of 505,618 shares of Common Stock and (3) $1,000,000 aggregate principal amount of promissory notes ("NATW Notes"), secured by substantially all of the assets of NATW. The NATW Notes accrue interest at the rate of 6% per annum and were originally payable as follows: (1) one-half of principal and interest accrued thereon on November 1, 1998 and (2) four equal payments of $125,000, plus interest accrued thereon, on April 1, 1999, July 1, 1999, October 1, 1999 and January 1, 2000. In addition, the Company is required to pay up to $2,000,000 ("Earn Out") to Randolph Cherkas (the Company's President and one of the former shareholders of NATW) if certain sales and financial objectives are achieved. In April 1998, the former shareholders of NATW agreed to defer payment of an aggregate of $1,000,000 of NATW Notes from 1998 to January 1999. In December 1998, the former shareholders of NATW preliminarily agreed to convert the NATW Notes into Common Stock as described below. From the consummation of the NATW merger in February 1998 through March 31, 1999, the Company has paid Mr. Cherkas $341,355 of the aggregate amount of $838,900 owed to him during that period under the Earn Out. To date, Mr. Cherkas has the opportunity to earn up to an additional $1,161,100 under the Earn Out. The Company currently is negotiating with Mr. Cherkas the payment terms of amounts owed and to be owed to him under the Earn Out.

     In connection with the merger, the Company entered into an employment agreement with Randolph Cherkas, the President of NATW, who was appointed Chief

Operating Officer of the Company and currently is President and a director of the Company. For a description of the terms of Mr. Cherkas' employment agreement, see "Executive Compensation--Employment Agreements."

     The Company also entered into an employment agreement with Gary Liguori, the Vice President of NATW, who was appointed the Director of Wholesale Sales of the Company. Mr. Liguori's employment agreement provides for a term through December 31, 2000. The agreement provides for a base salary of $80,000 per annum, subject to annual increases as the Board of Directors in its discretion may determine. Mr. Liguori also is entitled to receive bonuses upon the achievement of certain sales objectives.

     Pursuant to the merger agreement, the Company granted piggyback registration rights to Messrs. Cherkas and Liguori. Each of them also executed a lock-up agreement (1) prohibiting the sale of such shares for one year after the closing date and (2) limiting the number of shares that can be sold by each to 25% of the shares acquired in connection with the NATW merger during any calendar quarter during the one year period thereafter.

The CCI Merger

     In February 1998, the Company acquired, through a merger, all of the outstanding capital stock of Centerpiece Communications, Inc. ("CCI") for a purchase price comprised of (1) $1,500,000 in cash, (2) 401,284 shares of Common Stock, of which 47,891 shares were subsequently contributed back to the Company (see below) and (3) a $1,000,000 aggregate principal amount promissory note ("CCI Note"), secured by substantially all of the assets of CCI. The CCI Note accrued interest at a rate of 8% per annum and was originally payable as follows: (1) $250,000 plus interest accrued thereon on October 31, 1998, (2) $250,000 plus interest accrued thereon on January 1, 1999 and (3) four equal payments of $125,000, plus interest accrued thereon, on April 1, 1999, July 1, 1999, October 1, 1999 and January 1, 2000. In April 1998, the former shareholder of CCI agreed to defer payment of $250,000 of the CCI Note, plus interest, from October 31, 1998 to January 1999. In November 1998, the CCI Note was converted into Common Stock as described below.

     In connection with the merger, the Company entered into an employment agreement with Mr. Rubenstein, the President of CCI, who was appointed the Vice President--Wholesale Sales and a director of the Company. In November 1998, the Company terminated Mr. Rubenstein's employment agreement, which was to expire on December 31, 2000. Mr. Rubenstein's annual base compensation at the time his employment ceased was$150,000. Pursuant to a termination agreement, Mr. Rubenstein received a $175,000 severance payment, payable in equal bi-monthly installments through January 31, 2000. Upon a Change of Control, Mr. Rubenstein is to receive all payments in a single lump sum payment. The agreement prohibits Mr. Rubenstein from competing with the Company until November 1, 1999.

     In connection with Mr. Rubenstein's departure and in full satisfaction of his and the Company's obligations to each other, Mr. Rubenstein sold an aggregate of 353,393 shares of Common Stock and the CCI Note for an aggregate purchase price of $575,000. Among the purchasers were Shelly Finkel, Chairman of the Board of the Company, Michael Hoppman, Chief Financial Officer of the Company, and Barry Rubenstein, a principal stockholder (no relation to J. Mark Rubenstein). Mr. Rubenstein also contributed back to the Company 47,891 shares of Common Stock with a fair market value of $69,867 in consideration of $298,364 that he owed to the Company relating to Access Telecom as described below. The reserve for the loss on the settlement of $229,497 was recorded in the Company's financial statements for the year ended December 31, 1998. After the group of investors purchased the CCI Note and shares from Mr. Rubenstein, they accepted the Company's offer to convert the principal amount of the CCI Note into 813,008 shares of Common Stock at a conversion rate of $1.23 per share. The purchasers forgave interest of $60,000 due on the CCI Note. There was no gain or loss recognized on the conversion of the CCI Note.

Agreements Relating to Access Telecom

     Pursuant to the respective merger agreements, the Company and the former shareholders of NATW and CCI agreed to share certain costs related to any underlying carrier's failure to provide telecommunications services to phone cards purchased by NATW and CCI prior to the mergers. In February 1998, Access Telecom, a primary provider of telecommunications services to NATW and CCI prior to and after the respective mergers, ceased providing such services to the prepaid phone cards that it had sold to each of NATW and CCI, despite receiving payment for substantially all of the phone cards. The cost to provide telecommunications services related to such cards aggregated $1,761,097 during the year ended December 31, 1998. For purposes of the Company's consolidated financial statements for the year ended December 31, 1998, $451,185 and $298,364 of the estimated costs have been allocated to the former shareholders pursuant to indemnification arrangements.

     In November 1998, the Company and J. Mark Rubenstein, former officer and director of the Company and the former shareholder of CCI, reached a settlement on the amount due to the Company related to Access Telecom. Pursuant to the terms of an amendment to the merger agreement, Mr. Rubenstein contributed back to the Company 47,891 shares of Common Stock issued as part of the merger consideration with a fair market value of $69,867 in consideration of $298,364 that he owed to the Company. The reserve for the loss on the settlement of $229,497 was recorded in the financial statements for the year ended December 31, 1998.

     In December 1998, Randolph Cherkas and Gary Liguori, the former shareholders of NATW, agreed to offset the amounts due to the Company related to Access Telecom against the $1,000,000 of NATW Notes payable to Messrs. Cherkas and Liguori, and to subsequently convert the net amount due under the NATW Notes into Common Stock at a conversion rate of $0.80 per share. The Company and Messrs. Cherkas and Liguori have not reached a final settlement on the amount due to the Company related to Access Telecom. It is possible that the actual settlement could materially differ from the $451,185 currently reflected in the Company's financial statements as a reduction in the $1,000,000 NATW Note.

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  April 29, 1999        GLOBAL TELECOMMUNICATION SOLUTIONS, INC.


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


/s/ Shelly Finkel
------------------        Chairman of the Board of Directors    April 29, 1999
Shelly Finkel

/s/ Randolph Cherkas
--------------------      President and Director                April 29, 1999
Randolph Cherkas

/s/ Alan W. Kaufman
--------------------      Director                              April 29, 1999
Alan W. Kaufman

/s/ David Lipson
--------------------      Director                              April 29, 1999
David Lipson

/s/ Donald L. Ptalis
--------------------      Director of Strategic                 April 29, 1999
Donald L. Ptalis          Development and Director

/s/ Jack N. Tobin
------------------        Director                              April 29, 1999
Jack N. Tobin

/s/ Michael Hoppman
----------------------    Chief Financial Officer (and          April 29, 1999
Michael Hoppman           principal accounting officer)