Form 10QSB
period 1999-03-31
GLOBAL TELECOMMUNICATION SOLUTIONS INC
filed 1999-05-14
CIK 925004

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended               March 31, 1999
                                                 ------------------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from  ______________  to _______________


                         Commission file number 1-13478

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
          --------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Delaware                                 13-3698386
--------------------------------             ------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)



               10 Stow Road, Suite 200, Marlton, New Jersey 08053
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (609) 797-3434
                  ---------------------------------------------
                 (Issuer's telephone number including area code)

               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |x| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 13, 1999, the issuer had outstanding 14,430,946 shares of Common Stock, par value $.01 per share.

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES


                                                                            Page
                                                                            ----

Part I.  Financial Information

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets - March 31, 1999 (unaudited)
         and December 31, 1998...............................................3

         Consolidated Statements of Operations - Three months ended
         March 31, 1999 and 1998 (unaudited).................................4

         Consolidated Statements of Cash Flows  - Three months ended
         March 31, 1999 and 1998 (unaudited).................................5

         Notes to Consolidated Financial Statements..........................6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................10


Part II. Other Information

         Item 2.  Changes in Securities and Use of Proceeds..................14

         Item 6.  Exhibits and Reports on Form 8-K...........................14

         Signatures..........................................................15

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                (Unaudited)
                                                                                 March 31,        December 31,
                                                                               ---------------------------------
                                                                                    1999              1998
                                                                               ---------------   ---------------

                                                    Assets

Current assets:
    Cash and cash equivalents                                                       $ 802,215       $ 1,604,166
    Restricted cash                                                                   300,000           300,000
    Accounts receivable, net of reserve for doubtful accounts of $242,335
      and $361,336                                                                  1,995,467         3,234,106
    Inventories                                                                       351,622           436,883
    Other assets                                                                       75,715           103,929
                                                                               ---------------   ---------------
         Total current assets                                                       3,525,019         5,679,084
                                                                               ---------------   ---------------

Goodwill, net                                                                       1,789,333         1,952,000
Property and equipment, net                                                         2,414,549         2,225,402
Other assets, net                                                                     201,404           160,842
                                                                               ---------------   ---------------
         Total assets                                                             $ 7,930,305      $ 10,017,328
                                                                               ===============   ==============

                                Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
    Accounts payable                                                             $ 4,640,490       $ 5,180,275
    Accrued regulatory and license fees                                            4,392,234         3,580,907
    Accrued earn-out payable to related party                                        497,541           634,085
    Accrued expenses                                                               2,874,964         2,978,883
    Deferred revenues                                                              2,597,009         3,160,958
    Estimated sales and excise tax liability                                       5,690,744         5,665,166
    Convertible notes payable, current                                                75,000         2,599,750
    Notes payable to related parties, net                                            548,815           548,815
                                                                               ---------------   ---------------
          Total current liabilities                                               21,316,797        24,348,839
                                                                               ---------------   ---------------

Commitments and Contingencies (Notes 5, 6, 8, 9 and 10)

Stockholders' Equity (Deficit)
    Preferred stock, $.01 par value, authorized 1,000,000 shares;
         none issued and outstanding
    Common stock, $.01 par value, authorized 35,000,000 shares;
         issued 14,476,972 and 11,321,034                                            144,770           113,211
    Additional paid in capital                                                    56,033,760        52,120,397
    Accumulated deficit                                                          (69,518,244)      (66,512,239)
    Deferred compensation                                                                  -            (6,102)
    Accumulated other comprehensive income                                            23,089            23,089
    Less: Treasury stock, 47,891 shares                                              (69,867)          (69,867)
                                                                               ---------------   ---------------
            Total stockholders' equity (deficit)                                 (13,386,492)      (14,331,511)
                                                                               ---------------   ---------------
            Total liabilities and stockholders' equity (deficit)                  $ 7,930,305     $ 10,017,328
                                                                               ===============   ==============



         The accompanying notes are an integral part of these statements

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                         Three months ended
                                                                              March 31,
                                                                    ------------------------------
                                                                        1999             1998
                                                                    --------------   -------------

Net sales                                                             $ 7,423,389    $  5,134,396
Cost of sales (exclusive of depreciation)                               6,644,873       5,194,110
Costs of carrier default                                                        -         550,000
                                                                    --------------   -------------

          Gross profit (loss)                                             778,516        (609,714)
                                                                    --------------   -------------

Selling, general and administrative expenses                            1,808,567       2,480,318
Depreciation and amortization                                             368,306         369,656
                                                                    --------------   -------------

          Operating loss                                               (1,398,357)     (3,459,688)
                                                                    --------------   -------------

Interest income                                                            14,338          54,935
Interest expense                                                          201,814         395,500
                                                                    --------------   -------------

          Loss before extraordinary item                               (1,585,833)     (3,800,253)

Extraordinary loss                                                      1,420,172              -
                                                                    --------------   -------------

Net loss                                                             $ (3,006,005)    $(3,800,253)
                                                                    ===============   ==============


Basic and diluted loss per share                                     $      (0.22)    $     (0.68)
                                                                    ===============   ==============

Weighted average shares outstanding - basic and diluted                13,903,091       5,618,935
                                                                    ===============   ==============











                 The accompanying notes are an integral part of these statements

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Three months ended
                                                                                         March 31,
                                                                              ---------------------------------
                                                                                   1999              1998
                                                                              ---------------   ---------------
Operating activities:
Net loss                                                                        $ (3,006,005)     $ (3,800,253)
Adjustment to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                    368,306           369,656
    Provision for bad debts                                                           90,000           208,261
    Amortization of deferred compensation                                              6,102           187,380
    Amortization of unearned discount                                                      -           192,755
    Amortization of deferred financing charges                                         4,995            27,843
    Loss on debt conversion                                                        1,420,172                 -
Changes in operating assets and liabilities, net of effect of acquisitions:
    Accounts receivable                                                            1,148,639        (1,589,808)
    Inventories                                                                       85,261          (215,733)
    Deferred costs                                                                         -            (4,191)
    Other current assets and other assets                                            (17,343)           95,779
    Accounts payable                                                                (539,785)          246,000
    Accrued expenses, accrued earn out, and accrued fees                             570,864           256,151
    Deferred revenues                                                               (563,949)        2,002,252
    Sales and excise taxes payable                                                    25,578           117,998
                                                                             ---------------   ---------------
            Net cash used in operating activities                                   (407,165)       (1,905,910)
                                                                              ---------------   ---------------

Investing activities:
    Purchases of property and equipment                                             (394,786)         (735,182)
    Acquisitions and related costs                                                         -        (4,512,868)
                                                                              ---------------   ---------------
            Net cash used in investing activities                                   (394,786)       (5,248,050)
                                                                              ---------------   ---------------

Financing activities:
    Payments on capital lease obligations                                                  -           (60,936)
                                                                              ---------------   ---------------
            Net cash used in financing activities                                          -           (60,936)
                                                                              ---------------   ---------------

            Effects of exchange rates on cash                                              -            16,459
                                                                              ---------------   ---------------
               Net decrease in cash                                                 (801,951)       (7,198,437)
Cash and cash equivalents, beginning of period                                     1,604,166         7,867,566
                                                                              ---------------   ---------------
Cash and cash equivalents, end of period                                         $   802,215    $      669,129
                                                                              ===============   ==============

Supplemental disclosures:

    Deferred compensation relating to options and warrants                       $         -     $     198,600
                                                                               ===============   ==============
    Fair value of common stock issued upon note conversion                       $ 3,944,922     $           -
                                                                               ===============   ==============
    Issuance of common stock in connection with acquisition                      $         -     $   4,806,580
                                                                               ===============   ==============
    Issuance of notes payable in connection with acquisition                     $         -     $   2,000,000
                                                                               ===============   ==============


         The accompanying notes are an integral part of these statements

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 1999
                                   (unaudited)


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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

(2)  Loss Per Share

Weighted average shares of common stock for the three months ended March 31, 1999 and 1998 does not include common stock equivalents as their effect would be anti-dilutive.

(3)  Reclassifications

Certain reclassifications have been made to the 1998 consolidated financial statements to conform to the 1999 presentation.

(4)  Acquisitions

On February 6, 1998, the Company acquired, through a merger, all of the outstanding capital stock of Networks Around the World, Inc. ("NATW") for a purchase price comprised of (i) $2,000,000 in cash, (ii) an aggregate of 505,618 shares of common stock and (iii) $1,000,000 aggregate principal amount of promissory notes ("NATW Notes"), secured by substantially all of the assets of NATW. In addition, the Company is required to pay up to $2,000,000 ("Earn Out") in additional consideration to Randy Cherkas, the Company's President, if certain sales and financial objectives are achieved. Upon the achievement of such objectives the additional consideration will increase goodwill. For the year ended December 31, 1998, $838,900 of the Earn Out was recorded as additional consideration. For the three months ended March 31, 1999, no additional Earn Out was recorded. In April 1998, the former shareholders agreed to defer the NATW Notes and Earn Out from 1998 to January 1999. In December 1998, the former shareholders of NATW agreed to convert the NATW Notes into common stock (see Note 6). From the consummation of the NATW merger in February 1998 through March 31, 1999, the Company has paid Mr. Cherkas $341,359 of the aggregate amount of $838,900 accrued during that period under the Earn Out. To date, Mr. Cherkas has the opportunity to earn up to an additional $1,161,100 under the Earn Out. The Company currently is negotiating with Mr. Cherkas the payment terms of amounts owed and to be owed to him under the Earn Out.

Also in February 1998, the Company acquired, through a merger, all of the outstanding capital stock of Centerpiece Communications, Inc. ("CCI") for a purchase price comprised of (i) $1,500,000 in cash; (ii) 401,284 shares of common stock, of which 47,891 were subsequently contributed back to the Company; and (iii) a $1,000,000 aggregate principal amount promissory note ("CCI Note"), secured by substantially all of the assets of CCI. In November 1998, the CCI Note was converted into 813,008 shares of common stock.

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

In addition to the $1,761,097 indicated above, the Company paid Access $350,000 for cards purchased subsequent to the Merger Date for which it received no services. Additionally, the Company spent approximately $200,000 to print cards which could only be used on Access's platform and, therefore, are of no use to the Company. Accordingly, the total estimated aggregate carrier default of $550,000 was recorded in cost of goods sold during the first quarter of 1998.

The following unaudited combined pro forma information reflects the results of operations assuming the CCI and NATW mergers had been consummated on January 1, 1998.

                                                         Three Months Ended
                                                           March 31, 1998
                                                         --------------------
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

The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase been made at the beginning of 1998, or of results which may occur in the future.

(5)  Estimated Sales and Excise Tax Liability

In November 1997, Congress enacted legislation that specifically addressed the application of federal excise taxes to the sale of prepaid phone cards. Accordingly, the Company began to file federal excise tax returns. However, the taxation of prepaid phone cards is evolving and is not specifically addressed in certain state jurisdictions in which the Company does business. Many states have adopted or are considering legislation intended to tax prepaid phone cards at that point of sale rather than based upon card usage. The Company has not filed any state sales and use tax returns nor has it remitted any such taxes to state taxing authorities. Management is in the process of reviewing the Company's tax collection, remittance and compliance policies and procedures and has recorded a reserve for estimated tax obligations and compliance issues. Depending on the ultimate resolution of these matters, it is reasonably possible that the amount of reserve could require adjustment in the near term and the amount of such adjustment could be material. Changes in certain state sales tax statutes providing that sales and use taxes on prepaid phone cards are payable at the point of sale by the retailers, rather than the telecommunications provider, and the restructuring of the Company's corporate organization have allowed the Company to reduce its accrual rate for the state sales, use and gross receipts taxes. This reduction, however, was offset by an accrual for Universal Service Fund (see Note 9) which the Company started to accrue in the second quarter of 1998.

(6)  Notes Payable to Related Parties

In December 1998, the former shareholders of NATW agreed to offset the amounts due to the Company related to Access against the $1,000,000 of NATW Notes payable owed to the former shareholders of NATW, and to subsequently convert the net amount due under the NATW Notes into common stock at a conversion rate of $0.80 per share. The Company and the former shareholders have not reached a final settlement on the amount due to the Company related to Access. It is possible that the actual settlement could materially differ from the $451,185 currently reflected as a reduction of notes payable to related parties (See Note
4).

(7)  Convertible Notes Payable

In connection with the Company's acquisition, through a merger, of Global Link Telecom Corporation in February 1996, the Company assumed $2,800,000 aggregate principal amount of convertible debentures of which $1,400,000 were due and payable on June 23, 1999 and $1,400,000 were due and payable on September 14, 1999. The convertible debentures were secured by a first lien on all assets of the Company. In December 1998, the Company offered holders of $2,599,750 aggregate principal amount of debentures the opportunity to convert the debentures into shares of common stock at a conversion rate of $0.80 per share. In January 1999, holders of $2,524,750 aggregate principal amount of debentures converted the debentures into 3,155,938 shares of common stock. In connection with the conversion, the Company incurred an extraordinary loss of $1,420,172 related to the difference between the market value of the shares on the conversion date ($3,944,922) as compared to the carrying value of the debt.

(8)  Liquidity

The Company has incurred significant losses and negative cash flow from operations during 1997 and 1998. In the second half of 1998, the Company implemented a restructuring plan in an effort to reduce administrative overhead costs and to improve the efficiency of its operations. Specific actions taken included the consolidation of facilities, including the closure of its Canadian operations and the termination of certain employment contracts. In addition, the Company negotiated the conversion of $6,574,750 in debt to equity. Notwithstanding these efforts, as of March 31, 1999, the Company had a working capital deficit of approximately $17.8 million and its total liabilities exceeded its total assets by approximately $13.4 million. As of March 31, 1999, the Company has experienced significant cash flow difficulties and may be unable to meet its obligations in the short term. Although the Company's cash balance has increased from $802,215 at March 31, 1999 to approximately $1,000,000 at May 13, 1999, the Company's sales have declined steadily during the three quarters ended March 31, 1999. This has negatively impacted receivable levels and short term cash collections, which is the Company's principal source of cash used to satisfy its obligations. As a result, the Company needs to raise capital in order to continue its operations. During the first quarter of 1999, the Company negotiated with several potential financing sources in an attempt to raise additional debt capital. However, to date, the Company has been unsuccessful in its attempts to secure short-term financing. The failure to obtain such financing could have a material adverse effect on the Company.

(9)  Regulatory Charges

On May 8, 1997, the Federal Communications Commission ("FCC") issued an order to implement the provisions of the Telecommunications Act of 1996 relating to the preservation and advancement of universal telephone service (the "Universal Service Order"). The Universal Service Order requires all telecommunications carriers providing interstate telecommunications services to contribute to universal service by contributing to a fund (the "Universal Service Fund"). Universal Service Fund contributions will be assessed based upon intrastate, interstate and international "end-user" gross telecommunications revenue effective January 1, 1998. Although the FCC has not yet finally determined the contribution assessment rate, the Company estimates the assessment could be as much as 5% of such revenue for 1998 through March 31, 1999, and could increase or decrease in subsequent years. While the Company believes it has adequately provided for its contribution to the Universal Service Fund, it is possible that the FCC may enact regulation concerning the Universal Service Fund in a manner which could result in additional material liabilities. No payments related to these fees have been made as of March 31, 1999.

The FCC has adopted certain rules governing "Dial Around Compensation" which became effective in October 1997. Such rules establish an arrangement whereby all pay telephone service providers are to be compensated for interstate and intrastate calls completed from their pay telephone, including calls that utilize toll free access codes, such as those typically made by the users of the Company's prepaid cards. The rules as amended require that each pay telephone owner is entitled to be compensated $0.24 for each call originating from a pay telephone. The Company believes that it has adequately accrued for this liability, which has been estimated based upon pay telephone specific identifiers that are received by the Company as part of the call detail records. No payments related to these fees have been made as of March 31, 1999.

(10)  Litigation

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

(11)  New Accounting Pronouncements

In March 1999, the Financial Accounting Standards Board issued an exposure draft, "Accounting for Certain Transactions Involving Stock Compensation." This exposure draft addresses the application of Accounting Standards Board No. 25 to stock-based compensation granted to independent contractors and independent members of an entity's board of directors, as well as the accounting for option repricing and modification to the terms of a stock option or award. The Company intends to review this exposure draft to determine its impact on the Company's financial position and results of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

         When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "management believes," "the Company believes," "will likely result," "management expects" or "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

         Net sales for the first quarter of 1999 were $7,423,389 compared to $5,134,396 for the first quarter of 1998. The primary reason for the increase in net sales was due to the mergers in February 1998 of Networks Around the World, Inc. ("NATW") and Centerpiece Communications, Inc. ("CCI"). The quarter ended March 31, 1999 included a full three months of revenues from the merged companies whereas the quarter ended March 31, 1998 included only two months of revenues from the merged companies. In addition, revenues increased as the Company has aggressively pursued (i) relationships directly with retail businesses such as convenience stores, supermarkets, drug stores, and check cashers by utilizing the GTS branded phone card which carries higher margins and
(ii) relationships with distributors that sell the cards to retailers offering greater discounts and commissions to retailers and/or reduced per-minute charges to consumers.

         The Company's gross margins increased to 10% of net sales for the first quarter of 1999, from negative 12% of net sales for the comparable period in the prior year. The primary reasons for the increase in the gross margins were: (i) a decrease in the Company's telecommunications carriers costs, particularly domestic origination and termination and Mexico termination; (ii) an increase in retail sales at higher margins; (iii) carrier default costs in the first quarter of 1998 aggregating $550,000 associated with the default by Access Telecom, Inc. ("Access Telecom"), a provider of long distance services that ceased providing such services on cards purchased by the Company; (iv) changes in state sales tax statutes providing that sales and use taxes on prepaid phone cards are payable at the point of sale by the retailers, rather than the telecommunications provider; and (v) the restructuring of the Company's corporate organization 0which allowed the Company to reduce its accrual rate for the state sales, use and gross receipts taxes. This reduction, however, was offset by an accrual for Universal Service Fund (see Note 9) which the Company started to accrue in the second quarter of 1998.

         Selling, general and administrative expenses decreased to $1,808,567 (24% of net sales) for the first quarter of 1999, compared to $2,480,318 (48% of net sales) for the first quarter of 1998. The significant reduction in expenses is associated with the Company's restructuring plan implemented in 1998. During 1998, the Company closed its Canadian subsidiary, consolidated its operations from five to two locations, and amended three executives' employment agreements, which included the termination of their employment and reduced the salaries associated with these employment agreements.

         Depreciation and amortization expense remained relatively constant, decreasing slightly to $368,306 for the first quarter of 1999 from $369,656 for the first quarter of 1998.

         In January 1999, holders of $2,524,750 aggregate principal amount of debentures converted the debentures into 3,155,938 shares of common stock. In connection with the conversion, the Company incurred an extraordinary loss of $1,420,172 related to the difference between the market value of the shares on the conversion date ($3,944,922) as compared to the carrying value of the debt.

         Investment and interest income was $14,338 for the first quarter of 1999, compared to $54,935 for the first quarter of 1998. The decrease was primarily due to the Company's relatively lower cash position during the first quarter of 1999 compared to the first quarter of 1998.

         Interest expense for the first quarter of 1999 decreased to $201,814 from $395,500 for the first quarter of 1998, primarily due to the conversion of approximately $6.6 million in debt to equity.

         For the foregoing reasons, the Company incurred a net loss of $3,006,005 for the first quarter of 1999, compared to a net loss of $3,800,253 for the first quarter of 1998.

Liquidity and Capital Resources

         At March 31, 1999, the Company had cash and cash equivalents of $802,215 and a working capital deficit of $17,791,778, compared to $1,604,166 and $18,669,755, respectively, at December 31, 1998.

         Net cash used in operating activities for the three months ended March 31, 1999 of $407,165 was primarily due to the Company's net loss, offset by non-cash items aggregating $1,889,575 such as depreciation and amortization, provision for bad debts and financing costs. The cash used related to the loss from operations was partially offset by decreases in accounts receivable as the Company has implemented more aggressive collection efforts. Net cash used in investing activities for the three months ended March 31, 1999 consisted of $394,786 of capital expenditures.

         In February 1998, the Company acquired, through a merger, all of the outstanding capital stock of NATW for a purchase price comprised of (i) $2,000,000 in cash, (ii) an aggregate of 505,618 shares of common stock and
(iii) $1,000,000 aggregate principal amount of promissory notes ("NATW Notes"), secured by substantially all of the assets of NATW. In addition, the Company is required to pay up to $2,000,000 (the "Earn Out") in additional consideration to Randy Cherkas, the Company's President, if certain sales and financial objectives are achieved. Upon the achievement of such objectives the additional consideration will increase goodwill. For the year ended December 31, 1998, $838,900 of the Earn Out was recorded as additional consideration. For the three months ended March 31, 1999, no additional Earn Out was recorded. In April 1998, the former shareholders agreed to defer payment of an aggregate of $1,000,000 of NATW Notes and Earn Out from 1998 to January 1999. In December 1998, the former shareholders of NATW agreed to convert the NATW Notes into common stock (see below). From the consummation of the NATW merger in February 1998 through March 31, 1999, the Company has paid Mr. Cherkas $341,359 of the aggregate amount of $838,900 owed to him during that period under the Earn Out. To date, Mr. Cherkas has the opportunity to earn up to an additional $1,161,000 under the Earn Out. The Company currently is negotiating with Mr. Cherkas the payment terms of amounts owed and to be owed to him under the Earn Out.

         Also in February 1998, the Company acquired, through a merger, all of the outstanding capital stock of CCI for a purchase price comprised of (i) $1,500,000 in cash; (ii) 401,284 shares of common stock, of which 47,891 were subsequently contributed back to the Company; and (iii) a $1,000,000 aggregate principal amount promissory note, secured by substantially all of the assets of CCI. In November 1998, the CCI Note was converted into 813,008 shares of common stock.

         Pursuant to the respective merger agreements, the Company and the former shareholders of NATW and CCI agreed to share certain costs related to any underlying carrier's failure to provide telecommunications services to phone cards purchased by NATW and CCI prior to the mergers. In February 1998, Access Telecom, a primary provider of telecommunications services to NATW and CCI prior to and after the respective mergers, ceased providing such services to the prepaid phone cards that it had sold to each of NATW and CCI, despite receiving payment for substantially all of the phone cards. The cost to provide telecommunications services related to such cards aggregated $1,761,097 during the year ended December 31, 1998. For the three months ended March 31, 1999, no additional costs related to such cards were recorded. For purposes of the consolidated financial statements contained herein, $451,185 of the estimated costs has been allocated to the former shareholders of NATW pursuant to indemnification arrangements.

         In December 1998, the former shareholders of NATW agreed to offset the amounts due to the Company related to Access Telecom against the $1,000,000 of NATW Notes payable to the former shareholders of NATW, and to subsequently convert the net amount due under the NATW Notes into common stock at a conversion rate of $0.80 per share. The Company and the former shareholders of NATW have not reached a final settlement on the amount due to the Company related to Access Telecom. It is possible that the actual settlement could materially differ from the $451,185 currently reflected as a reduction in the $1,000,000 NATW Note.

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

         The Company has incurred significant losses and negative cash flow from operations during 1997 and 1998. In the second half of 1998, the Company implemented a restructuring plan in an effort to reduce administrative overhead costs and improve the efficiency of its operations. Specific actions taken included the consolidation of facilities, including the closure of its Canadian operations and the termination of certain employment contracts. In addition, the Company negotiated the conversion of $6,574,750 in debt to equity as discussed above. Notwithstanding these efforts, as of March 31, 1999, the Company had a working capital deficit of approximately $17.8 million and its total liabilities exceeded its total assets by approximately $13.4 million. As of March 31, 1999, the Company has experienced significant cash flow difficulties and may be unable to meet its obligations in the short term. Although the Company's cash balance has increased from $802,215 at March 31, 1999 to approximately $1,000,000 at May 13, 1999, the Company's sales have declined steadily during the three quarters ended March 31, 1999. This has negatively impacted receivable levels and short term cash collections, which is the Company's principal source of cash used to satisfy its obligations. As a result, the Company needs to raise capital in order to continue its operations. During the first quarter of 1999, the Company negotiated with several potential financing sources in an attempt to raise additional debt capital. However, to date, the Company has been unsuccessful in its attempts to secure short-term financing. The failure to obtain such financing could have a material adverse effect on the Company.

         At March 31, 1999, the Company had net operating loss carryforwards ("NOLs") aggregating approximately $28,900,000 available to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), utilization of prior NOLs is limited after an ownership change, as defined in this section, to an amount equal to the value of the loss corporation's outstanding stock immediately before the date of the ownership change, multiplied by the federal long-term tax-exempt rate in effect during the month that the ownership change occurred. The Company is subject to limitations on the use of its NOLs as provided pursuant to Section 382. Accordingly, there can be no assurance that a significant amount of existing NOLs will be utilized by the Company.

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

         The Company currently has not implemented a Year 2000 contingency plan. The Company intends to devote the resources necessary to assure that Year 2000 compliance issues are resolved. The Company plans to develop and implement a contingency plan by the end of June 1999 in the event the Company's Year 2000 compliance initiatives, particularly those that relate to third parties, fall behind schedule.

PART II. OTHER INFORMATION

Item 2.  Changes in Securities

(c)  Recent Sales of Unregistered Securities

         None.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27       Financial Data Schedule (3/31/99)


(b)  Current Reports on Form 8-K

        None.

                                   SIGNATURES


         In accordance with requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.





Dated:  May 13, 1999


                                     GLOBAL TELECOMMUNICATION SOLUTIONS, INC.



                                     By:      /s/ Randy Cherkas
                                        -------------------------------------
                                        Randy Cherkas, President and Principal
                                                       Financial Officer

                                  EXHIBIT INDEX



Exhibit Number    Description                                        Page

27                Financial Data Schedule (3/31/99)                    17