Form 10QSB
period 1999-06-30
GLOBAL TELECOMMUNICATION SOLUTIONS INC
filed 1999-08-16
CIK 925004

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended               June 30, 1999
                                              -----------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to ____________________


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

                                 (856) 797-3434
                  ---------------------------------------------
                 (Issuer's telephone number including area code)

       --------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No |_|.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 13, 1999, the issuer had outstanding 14,440,946 shares of Common Stock, par value $.01 per share.

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES


                                                                          Page
                                                                          ----
Part I.  Financial Information

Item I.  Consolidated Financial Statements

         Consolidated Balance Sheets - June 30, 1999 (unaudited) and
         December 31, 1998..................................................3

         Consolidated Statements of Operations - Three and six months ended June 30, 1999 and 1998 (unaudited)...........................4

         Consolidated Statements of Cash Flows - Six months ended
         June 30, 1999 and 1998 (unaudited).................................5

         Notes to Consolidated Financial Statements.........................6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................11


Part II. Other Information

         Item 2.  Changes in Securities and Use of Proceeds................16

         Item 5.  Other Information........................................16

         Item 6.  Exhibits and Reports on Form 8-K.........................16

         Signatures........................................................17

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              (Unaudited)
                                                                                June 30,         December 31,
                                                                             ---------------------------------
                                                                                  1999              1998
                                                                             ---------------   ---------------
                                                   Assets
Current assets:
    Cash and cash equivalents                                                   $ 1,397,239       $ 1,604,166
    Restricted cash                                                                 300,000           300,000
    Accounts receivable, net of reserve for doubtful accounts of $307,004
      and $361,336                                                                2,559,502         3,234,106
    Inventories                                                                     395,717           436,883
    Other assets                                                                    355,241           103,929
                                                                             ---------------   ---------------
         Total current assets                                                     5,007,699         5,679,084
                                                                             ---------------   ---------------

Goodwill, net                                                                     1,626,667         1,952,000
Property and equipment, net                                                       2,417,538         2,225,402
Other assets, net                                                                   205,888           160,842
                                                                             ---------------   ---------------
         Total assets                                                           $ 9,257,792      $ 10,017,328
                                                                             ===============   ===============

                               Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
    Accounts payable                                                            $ 6,616,306       $ 5,180,275
    Accrued regulatory and license fees                                           5,429,384         3,580,907
    Accrued earn-out payable to related party                                       497,541           634,085
    Accrued expenses                                                              2,485,288         2,978,883
    Deferred revenues                                                             3,496,759         3,160,958
    Estimated sales and excise tax liability                                      5,465,504         5,665,166
    Short-term borrowings                                                           450,000                 -
    Convertible notes payable, current                                               75,000         2,599,750
    Notes payable to related parties, net                                           548,815           548,815
                                                                             ---------------   ---------------
          Total current liabilities                                              25,064,597        24,348,839
                                                                             ---------------   ---------------

Commitments and Contingencies (Notes 5, 6, 8, 9 and 10)

Stockholders' Equity (Deficit)
    Preferred stock, $.01 par value, authorized 1,000,000 shares;
         none issued and outstanding
    Common stock, $.01 par value, authorized 35,000,000 shares;
         issued 14,478,837 and 11,321,034                                           144,770           113,211
    Additional paid in capital                                                   56,135,760        52,120,397
    Accumulated deficit                                                         (72,040,557)      (66,512,239)
    Deferred compensation                                                                 -            (6,102)
    Accumulated other comprehensive income                                           23,089            23,089
    Less: Treasury stock, 47,891 shares                                             (69,867)          (69,867)
                                                                             ---------------   ---------------
            Total stockholders' equity (deficit)                                (15,806,805)      (14,331,511)
                                                                             ---------------   ---------------
            Total liabilities and stockholders' equity (deficit)                $ 9,257,792      $ 10,017,328
                                                                             ===============   ===============



         The accompanying notes are an integral part of these statements

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Three months ended                     Six months ended
                                                                       June 30,                              June 30,
                                                           ----------------------------------    ---------------------------------
                                                                1999               1998               1999              1998
                                                           ----------------   ---------------    ---------------   ---------------
Net sales                                                      $ 9,817,614       $ 8,030,272        $17,241,003       $13,164,668
Cost of sales (Exclusive of depreciation)                        9,716,104         7,544,232         16,360,977        12,738,342
Estimated costs of carrier default (Note 4)                              -                 -                  -           550,000
                                                           ----------------   ---------------    ---------------   ---------------

          Gross profit                                             101,510           486,040            880,026         (123,674)
                                                           ----------------   ---------------    ---------------   ---------------

Selling, general and administrative expenses                     2,162,917         2,911,697          3,971,484         5,392,015
Depreciation and amortization
                                                                   444,394           580,673            812,700           950,329
                                                           ----------------   ---------------    ---------------   ---------------

          Operating loss                                       (2,505,801)        (3,006,330)        (3,904,158)       (6,466,018)
                                                           ----------------   ---------------    ---------------   ---------------

Interest income                                                     9,902              5,536             24,240            60,471
Interest expense                                                   26,414            917,447            228,228         1,312,947
                                                           ----------------   ---------------    ---------------   ---------------

          Loss before extraordinary item                       (2,522,313)        (3,918,241)        (4,108,146)       (7,718,494)

Extraordinary loss (Note 7)                                             -                  -          1,420,172                 -
                                                           ----------------   ---------------    ---------------   ---------------

Net loss                                                      $(2,522,313)      $ (3,918,241)      $ (5,528,318)     $ (7,718,494)
                                                           ================   ===============    ===============   ===============

Basic and diluted loss per share:
Loss before extraordinary item                                $     (0.17)      $      (0.65)      $      (0.29)    $       (1.33)
Extraordinary loss                                                     --                 --              (0.10)               --
                                                           ----------------   ---------------    ---------------   ---------------
Basic and diluted loss per share                              $     (0.17)      $      (0.65)      $      (0.39)    $       (1.33)
                                                           ================   ===============    ===============   ===============

Weighted average shares outstanding - basic and diluted         14,429,081         5,991,772         14,167,539         5,806,383
                                                           ================   ===============    ===============   ===============


         The accompanying notes are an integral part of these statements
                                        4

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Six months ended
                                                                                              June 30,
                                                                                  ----------------------------------
                                                                                       1999               1998
                                                                                  ---------------    ---------------
Operating activities:
Net loss                                                                            $(5,528,318)       $(7,718,494)
Adjustment to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                       812,700            950,329
    Provision for bad debts                                                             180,000            208,261
    Amortization of deferred compensation                                                 6,102            322,070
    Amortization of unearned discount                                                         -            385,511
    Amortization of deferred financing charges                                            4,995            578,264
    Loss on debt conversion                                                           1,420,172                  -
    Issuance of stock options to consultants                                            102,000                  -
Changes in operating assets and liabilities, net of effect of acquisitions:
    Accounts receivable                                                                 494,604         (2,141,314)
    Inventories                                                                          41,166           (327,779)
    Deferred costs                                                                            -             32,764
    Other current assets and other assets                                              (301,353)           150,542
    Accounts payable                                                                  1,436,031          1,525,430
    Accrued expenses and other regulatory fees                                        1,218,338          1,537,381
    Deferred revenues                                                                   335,801          2,261,825
    Estimated sales and excise taxes payable                                           (199,662)           663,200
                                                                                  ---------------    ---------------
            Net cash provided by (used in) operating activities                          22,576         (1,572,010)
                                                                                  ---------------    ---------------
Investing activities:
    Purchases of property and equipment                                                (679,503)          (982,314)
    Acquisitions and related costs                                                            -         (5,170,234)
                                                                                  ---------------    ---------------
            Net cash used in investing activities                                      (679,503)        (6,152,548)
                                                                                  ---------------    ---------------
Financing activities:
    Proceeds from bridge loan                                                                 -          1,250,000
    Proceeds from short-term borrowings                                                 450,000                  -
    Payments on capital lease obligations                                                     -            (75,903)
    Payments of deferred finance fees                                                         -           (115,000)
                                                                                  ---------------    ---------------
            Net cash provided by financing activities                                   450,000          1,059,097
                                                                                  ---------------    ---------------
            Effects of exchange rates on cash                                                 -             12,950
                                                                                  ---------------    ---------------
               Net decrease in cash                                                   (206,927)        (6,652,511)
Cash and cash equivalents, beginning of period                                        1,604,166          7,867,566
                                                                                  ---------------    ---------------
Cash and cash equivalents, end of period                                            $ 1,397,239        $ 1,215,055
                                                                                  ===============    ===============
Supplemental disclosures:

    Cash paid for interest                                                          $    25,197        $    79,049
                                                                                  ===============    =============
    Deferred finance fees relating to options and warrants                          $         -        $ 1,450,927
                                                                                  ===============    =============
    Deferred compensation relating to options and warrants                          $         -        $   198,600
                                                                                  ===============    =============
    Fair value of common stock issued upon note conversion                          $ 3,944,922        $         -
                                                                                  ===============    =============
    Issuance of common stock in connection with acquisition                         $         -        $ 4,806,580
                                                                                  ===============    =============
    Issuance of notes payable in connection with acquisition                        $         -        $ 2,000,000
                                                                                  ===============    =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements
                                        5

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1999
                                   (unaudited)


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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


(2)      Loss Per Share

Weighted average shares of common stock for the three and six months ended June 30, 1999 and 1998 do not include common stock equivalents as their effect would be anti-dilutive.


(3)      Reclassifications

Certain reclassifications have been made to the 1998 consolidated financial statements to conform to the 1999 presentation.


(4)      Acquisitions

On February 6, 1998, the Company acquired, through a merger, all of the outstanding capital stock of Networks Around the World, Inc. ("NATW") for a purchase price comprised of (i) $2,000,000 in cash, (ii) an aggregate of 505,618 shares of common stock and (iii) $1,000,000 aggregate principal amount of promissory notes ("NATW Notes"), secured by substantially all of the assets of NATW. In addition, the Company is required to pay up to $2,000,000 ("Earn Out") in additional consideration to Randy Cherkas, the Company's President, if certain sales and financial objectives are achieved. Upon the achievement of such objectives the additional consideration will increase goodwill. For the year ended December 31, 1998, $838,900 of the Earn Out was recorded as additional consideration. For the six months ended June 30, 1999, no additional Earn Out was recorded. In April 1998, the former shareholders agreed to defer the NATW Notes and Earn Out from 1998 to January 1999. In December 1998, the former shareholders of NATW agreed to convert the NATW Notes into common stock (see Note 6). From the consummation of the NATW merger in February 1998 through June 30, 1999, the Company has paid Mr. Cherkas $341,359 of the aggregate amount of $838,900 accrued during that period under the Earn Out. Mr. Cherkas has the opportunity to earn up to an additional $1,161,100 under the Earn Out. The Company currently is negotiating with Mr. Cherkas the payment terms of amounts owed to him under the Earn Out.

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

Pursuant to the respective merger agreements, the Company and the former shareholders of NATW and CCI agreed to share certain costs related to any underlying carrier's failure to provide telecommunications services to phone cards purchased by NATW and CCI prior to the mergers. In February 1998, Access Telecom, Inc. ("Access"), a primary provider of telecommunications services to NATW and CCI prior to and after the respective mergers, ceased providing such services to the prepaid phone cards that it had sold to each of NATW and CCI, despite receiving payment for substantially all of the phone cards. The cost to provide telecommunications services related to such cards aggregated $1,761,097 during the year ended December 31, 1998. For the six months ended June 30, 1999, no additional costs related to such cards were recorded. For purposes of the consolidated financial statements contained herein, $451,185 of the estimated costs was allocated to the former shareholders of NATW pursuant to indemnification arrangements (see Note 6).

In addition to the $1,761,097 indicated above, the Company paid Access $350,000 for cards purchased subsequent to the Merger Date for which it received no services. Additionally, the Company spent approximately $200,000 to print cards which could only be used on Access's platform and, therefore, were of no use to the Company. Accordingly, the total estimated aggregate carrier default of $550,000 was recorded in cost of goods sold during the first half of 1998.

The following unaudited combined pro forma information reflects the results of operations assuming the CCI and NATW mergers had been consummated on January 1, 1998.

                                                         Six Months Ended
                                                           June 30, 1998
                                                         -----------------
                  Net sales                                $ 15,479,187
                  Net loss                                 $(8,429,513)
                  Net loss per share                       $     (1.38)

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


(5)      Estimated Sales and Excise Tax Liability

In November 1997, Congress enacted legislation that specifically addressed the application of federal excise taxes to the sale of prepaid phone cards. Accordingly, the Company began to file federal excise tax returns. However, the taxation of prepaid phone cards is evolving and is not specifically addressed in certain state jurisdictions in which the Company does business. Many states have adopted or are considering legislation intended to tax prepaid phone cards at that point of sale rather than based upon card usage. The Company has not filed any state sales and use tax returns nor has it remitted any such taxes to state taxing authorities. Management is in the process of reviewing the Company's tax collection, remittance and compliance policies and procedures and has recorded a reserve for estimated tax obligations and compliance issues. Depending on the ultimate resolution of these matters, it is reasonably possible that the amount of reserve could require adjustment in the near term and the amount of such adjustment could be material. Due to changes in certain state sales tax statutes providing that sales and use taxes on prepaid phone cards are payable at the point of sale by the retailers, rather than the telecommunications provider, and the restructuring of the Company's corporate organization, the Company no longer provides for state sales, use and gross receipts taxes beginning in the second quarter of 1999.


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


(7)      Convertible Notes Payable

In connection with the Company's acquisition, through a merger, of Global Link Telecom Corporation in February 1996, the Company assumed $2,800,000 aggregate principal amount of convertible debentures of which $1,400,000 were due and payable on June 23, 1999 and $1,400,000 were due and payable on September 14, 1999. The convertible debentures were secured by a first lien on all assets of the Company. In December 1998, the Company offered holders of the remaining $2,599,750 aggregate principal amount of debentures the opportunity to convert the debentures into shares of common stock at a conversion rate of $0.80 per share. In January 1999, holders of $2,524,750 aggregate principal amount of debentures converted the debentures into 3,155,938 shares of common stock. In connection with the conversion, the Company recorded an extraordinary loss of $1,420,172 related to the difference between the market value of the shares on the conversion date ($3,944,922) as compared to the carrying value of the debt.


(8)      Liquidity

The Company has incurred significant losses and negative earnings before interest, tax and depreciation and amortization during 1997, 1998 and the first half of 1999. In the second half of 1998, the Company implemented a restructuring plan in an effort to reduce administrative overhead costs and to improve the efficiency of its operations. Specific actions taken included the consolidation of facilities, including the closure of its Canadian operations and the termination of certain employment contracts. In addition, the Company negotiated the conversion of $6,574,750 of debt to equity. Notwithstanding these efforts, as of June 30, 1999, the Company had a working capital deficit of approximately $20.1 million and its total liabilities exceeded its total assets by approximately $15.8 million. While the Company's cash balance has increased by $595,024 since March 31, 1999, including $450,000 in proceeds from short-term borrowing, to $1,397,239 at June 30, 1999, the Company has not attained positive earnings before interest, tax and depreciation and amortization. The Company has managed its increased cash flow from increased sales and by obtaining favorable terms with its vendors. The Company's sales (activations) have increased by 36% during the quarter ended June 30, 1999, compared to the quarter ended March 31, 1999. This has positively impacted short term cash collections, which is the Company's principal source of cash used to satisfy its obligations. Until the Company is able to raise additional debt or equity capital, it must continue to increase monthly sales and maintain favorable terms with its vendors in order to continue its operations as they currently exist. There can be no assurance that the Company will continue to increase monthly sales and maintain favorable terms with its vendors. There can be no assurance that additional financing will be available, or if available, that the Company will be able to obtain it on acceptable terms.

(9)      Regulatory Charges

On May 8, 1997, the Federal Communications Commission ("FCC") issued an order to implement the provisions of the Telecommunications Act of 1996 relating to the preservation and advancement of universal telephone service (the "Universal Service Order"). The Universal Service Order requires all telecommunications carriers providing interstate telecommunications services to contribute to universal service by contributing to a fund (the "Universal Service Fund"). Universal Service Fund contributions will be assessed based upon intrastate, interstate and international "end-user" gross telecommunications revenue effective January 1, 1998. Although the FCC has not yet finally determined the contribution assessment rate, the Company estimates the assessment could be as much as 5% of such revenue for 1998 through June 30, 1999, and could increase or decrease in subsequent years. While the Company believes it has adequately provided for its contribution to the Universal Service Fund, it is possible that the FCC may enact regulation concerning the Universal Service Fund in a manner which could result in additional material liabilities. No payments related to these fees have been made as of June 30, 1999.

The FCC has adopted certain rules governing "Dial Around Compensation" which became effective in October 1997. Such rules establish an arrangement whereby all pay telephone service providers are to be compensated for interstate and intrastate calls completed from their pay telephone, including calls that utilize toll free access codes, such as those typically made by the users of the Company's prepaid cards. The rules as amended require that each pay telephone owner is entitled to be compensated $0.24 for each call originating from a pay telephone. While the Company believes that it has adequately accrued for this liability, which has been estimated based upon pay telephone specific identifiers that are received by the Company as part of the call detail records, it is possible that the ultimate settlement payments made to third parties could differ from amounts accrued and the amount of such differences could be material. No payments related to these fees have been made as of June 30, 1999.


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

The Company also is involved in litigation incidental to its business. Such litigation can be expensive and time consuming to prosecute or defend. The Company believes that these pending litigation matters, in the aggregate, could have a material adverse effect on its operating results and financial condition, if resolved against the Company.


(11)     Short-term Borrowings

Effective June 1, 1999, the Company obtained $450,000 in short-term financing. Pursuant to the terms of the financing agreement, borrowings are limited to 80% of eligible accounts receivable, are secured by the Company's receivables and are personally guaranteed by three of the Company's stockholders. In consideration for providing the personal guarantees, these stockholders were granted immediately exercisable options to purchase an aggregate of 300,000 shares of the Company's common stock for $0.5625 per share. The financing provides for borrowings at an interest rate based upon the prime rate of Wachovia Bank, N.A. plus 1.0% plus a monthly fee equal to 0.8%. The Company plans to use the financing for working capital. At June 30, 1999, the balance of the short-term loan equaled $450,000 and no additional financing was available.

(12)     New Accounting Pronouncements

In March 1999, the Financial Accounting Standards Board issued an exposure draft, Accounting for Certain Transactions Involving Stock Compensation. This exposure draft addresses the application of Accounting Standards Board No. 25 to stock-based compensation granted to independent contractors and independent members of an entity's board of directors, as well as the accounting for option repricing and modification to the terms of a stock option or award. The Company intends to review this exposure draft to determine its impact on the Company's financial position and results of operations.

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

Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

         Net sales for the second quarter of 1999 were $9,817,614 compared to $8,030,272 for the second quarter of 1998. The 22% increase in net sales resulted from the Company's aggressive pursuit of relationships with distributors that sell the cards to retailers by offering greater discounts and commissions to retailers and/or reduced per-minute charges to consumers.

         The Company's gross margins decreased to 1% of net sales for the second quarter of 1999, from 6% of net sales for the comparable period in the prior year. The primary reasons for the decrease in the gross margins were an increase in the sale of cards to distributors with greater discounts and sales of cards with reduced per-minute rates to consumers. The decrease was partially offset by: (i) a decrease in the Company's telecommunications carrier costs, particularly domestic origination and termination and Mexico termination;
(ii) the recognition of approximately $288,500 in Mexican Value-Added tax receivable and (iii) the restructuring of the Company's corporate organization, which allowed the Company to eliminate its accrual for the state sales, use and gross receipts taxes during the second quarter of 1999.

         Selling, general and administrative expenses decreased to $2,162,917 (22% of net sales) for the second quarter of 1999, compared to $2,911,697 (36% of net sales) for the second quarter of 1998. The significant reduction in expenses is associated with the Company's restructuring plan implemented in 1998. During 1998, the Company closed its Canadian subsidiary, consolidated its operations from five to two locations, and amended three executives' employment agreements, which included the termination of their employment and reduced the salaries associated with these employment agreements.

         Depreciation and amortization expense decreased to $444,394 for the second quarter of 1999 from $580,673 for the second quarter of 1998. The reason for the 23% decrease was (i) a reduction of $97,000 in amortization expense, resulting from the reduction of goodwill in December 1998 and (ii) a reduction of approximately $39,000 in depreciation expense as the Company has decreased its spending on fixed assets.

         Investment and interest income was $9,902 for the second quarter of 1999, compared to $5,536 for the second quarter of 1998. The increase was due to the Company's relatively higher cash position during the second quarter of 1999 compared to the second quarter of 1998.

         Interest expense for the second quarter of 1999 decreased to $26,414 from $917,447 for the second quarter of 1998, primarily due to the conversion of approximately $6.6 million of debt to equity.

         For the foregoing reasons, the Company incurred a net loss of $2,522,313 for the second quarter of 1999, compared to a net loss of $3,918,241 for the second quarter of 1998.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

         Net sales for the six months ended June 30, 1999 were $17,241,003 compared to $13,164,668 for the six months ended June 30, 1998. The 31% increase in net sales was due to the addition of several new distributors during 1999 and the increase in sales to existing distributors.

         The Company's gross margins increased to 5% of net sales for the six months ended June 30, 1999, from negative 1% of net sales for the comparable period in the prior year. The primary reasons for the increase in the gross margins were: (i) a charge during the six months ended June 30, 1998 related to carrier default costs aggregating $550,000 associated with Access Telecom, Inc. ("Access"), a provider of long distance services that ceased providing such services on cards purchased by the Company; (ii) a decrease in the Company's telecommunications carrier costs, particularly domestic origination and termination and Mexico termination; and (iii) the restructuring of the Company's corporate organization, which allowed the Company to reduce and then eliminate its accrual for the state sales, use and gross receipts taxes during the first six months of 1999. These decreases were offset by: (i) an increase in the sale of cards to distributors with greater discounts and (ii) sales of cards with reduced per-minute rates to consumers.

         Selling, general and administrative expenses decreased to $3,971,484 (23% of net sales) for the six months ended June 30, 1999, compared to $5,392,015 (41% of net sales) for the six months ended June 30, 1998. The significant reduction in expenses is associated with the Company's restructuring plan implemented in 1998. During 1998, the Company closed its Canadian subsidiary, consolidated its operations from five to two locations, and amended three executives' employment agreements, which included the termination of their employment and reduced the salaries associated with these employment agreements.

         Depreciation and amortization expense decreased to $812,700 for the six months ended June 30, 1999 from $950,329 for the six months ended June 30, 1998. The primary reason for the 14% decrease was a reduction in amortization expense, resulting from the reduction of goodwill in December 1998.

         Investment and interest income was $24,240 for the six months ended June 30, 1999, compared to $60,471 for the six months ended June 30, 1998. The decrease was due to the Company's relatively higher cash position during the first quarter of 1998.

         Interest expense for the six months ended June 30, 1999 decreased to $228,228 from $1,312,947 for the six months ended June 30, 1998, primarily due to the conversion of approximately $6.6 million of debt to equity.

         In January 1999, holders of $2,524,750 aggregate principal amount of debentures converted the debentures into 3,155,938 shares of common stock. In connection with the conversion, the Company incurred an extraordinary loss of $1,420,172 related to the difference between the market value of the shares on the conversion date ($3,944,922) as compared to the carrying value of the debt.

         For the foregoing reasons, the Company incurred a net loss of $5,528,318 for the six months ended June 30, 1999, compared to a net loss of $7,718,494 for the six months ended June 30, 1998.

Liquidity and Capital Resources

         At June 30, 1999, the Company had cash and cash equivalents of $1,397,239 and a working capital deficit of $20,056,898, compared to $1,604,166 and $18,669,755, respectively, at December 31, 1998.

         Net cash provided by operating activities for the six months ended June 30, 1999 of $22,576 was primarily due to the Company's net loss, offset by non-cash items aggregating $2,525,969 such as depreciation and amortization, provision for bad debts and financing costs. The cash used related to the loss from operations was partially offset by decreases in accounts receivable as the Company has implemented aggressive collection efforts. Net cash used in investing activities for the six months ended June 30, 1999 consisted of $679,503 of capital expenditures. Net cash provided by financing activities totaled $450,000. Effective June 1, 1999, the Company obtained $450,000 in short-term financing. Pursuant to the terms of the financing agreement, borrowings are limited to 80% of eligible accounts receivable, are secured by the Company' receivables and are personally guaranteed by Shelly Finkel, Chairman of the Board, Barry Rubenstein and Eli Oxenhorn, principal stockholders of the Company. In consideration for providing the personal guarantees, Messrs. Finkel, Rubenstein and Oxenhorn each were granted immediately exercisable options to purchase 100,000 shares of the Company's common stock for $0.5625 per share. The financing provides for borrowings at an interest rate based upon the prime rate of Wachovia Bank, N.A. plus 1.0% plus a monthly fee equal to 0.8%. The Company plans to use the financing for working capital. At June 30, 1999, the balance of the short-term loan equaled $450,000 and no additional financing was available.

         In February 1998, the Company acquired, through a merger, all of the outstanding capital stock of NATW for a purchase price comprised of (i) $2,000,000 in cash, (ii) an aggregate of 505,618 shares of common stock and
(iii) $1,000,000 aggregate principal amount of promissory notes ("NATW Notes"), secured by substantially all of the assets of NATW. In addition, the Company is required to pay up to $2,000,000 (the "Earn Out") in additional consideration to Randy Cherkas, the Company's President, if certain sales and financial objectives are achieved. Upon the achievement of such objectives the additional consideration will increase goodwill. For the year ended December 31, 1998, $838,900 of the Earn Out was recorded as additional consideration. For the six months ended June 30, 1999, no additional Earn Out was recorded. In April 1998, the former shareholders agreed to defer payment of an aggregate of $1,000,000 of NATW Notes and Earn Out from 1998 to January 1999. In December 1998, the former shareholders of NATW agreed to convert the NATW Notes into common stock (see below). From the consummation of the NATW merger in February 1998 through June 30, 1999, the Company has paid Mr. Cherkas $341,359 of the aggregate amount of $838,900 owed to him during that period under the Earn Out. Mr. Cherkas has the opportunity to earn up to an additional $1,161,000 under the Earn Out. The Company currently is negotiating with Mr. Cherkas the payment terms of amounts owed to him under the Earn Out.

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

         Pursuant to the respective merger agreements, the Company and the former shareholders of NATW and CCI agreed to share certain costs related to any underlying carrier's failure to provide telecommunications services to phone cards purchased by NATW and CCI prior to the mergers. In February 1998, Access, a primary provider of telecommunications services to NATW and CCI prior to and after the respective mergers, ceased providing such services to the prepaid phone cards that it had sold to each of NATW and CCI, despite receiving payment for substantially all of the phone cards. The cost to provide telecommunications services related to such cards aggregated $1,761,097 during the year ended December 31, 1998. For the six months ended June 30, 1999, no additional costs related to such cards were recorded. For purposes of the consolidated financial statements contained herein, $451,185 of the estimated costs was allocated to the former shareholders of NATW pursuant to indemnification arrangements.

         In December 1998, the former shareholders of NATW agreed to offset the amounts due to the Company related to Access against the $1,000,000 of NATW Notes payable to the former shareholders of NATW, and to subsequently convert the net amount due under the NATW Notes into common stock at a conversion rate of $0.80 per share. The Company and the former shareholders of NATW have not reached a final settlement on the amount due to the Company related to Access. It is possible that the actual settlement could materially differ from the $451,185 currently reflected as a reduction in the $1,000,000 NATW Note.

         In December 1998, the Company offered holders of $2,599,750 aggregate principal amount of debentures acquired from the Company in June and September 1994 the opportunity to convert their debentures into shares of common stock at a conversion rate of $0.80 per share. In January 1999, holders of $2,524,750 aggregate principal amount of debentures converted their debentures into 3,155,938 shares of common stock. The Company offered the debenture holders the opportunity to convert the debentures into shares because the Company anticipated that it would not be able to pay off the principal amount of the debentures when due in June and September 1999.

         The Company has incurred significant losses and negative earnings before interest, tax and depreciation and amortization during 1997, 1998 and the first half of 1999. In the second half of 1998, the Company implemented a restructuring plan in an effort to reduce administrative overhead costs and to improve the efficiency of its operations. Specific actions taken included the consolidation of facilities, including the closure of its Canadian operations and the termination of certain employment contracts. In addition, the Company negotiated the conversion of $6,574,750 of debt to equity. Notwithstanding these efforts, as of June 30, 1999, the Company had a working capital deficit of approximately $20.1 million and its total liabilities exceeded its total assets by approximately $15.8 million. While the Company's cash balance has increased by $595,024 since March 31, 1999, including $450,000 in proceeds from short-term borrowing, to $1,397,239 at June 30, 1999, the Company has not attained positive earnings before interest, tax and depreciation and amortization. The Company has managed its increased cash flow from increased sales and by obtaining favorable terms with its vendors. The Company's sales (activations) have increased by 36% during the quarter ended June 30, 1999, compared to the quarter ended March 31, 1999. This has positively impacted short term cash collections, which is the Company's principal source of cash used to satisfy its obligations. Until the Company is able to raise additional debt or equity capital, it must continue to increase monthly sales and maintain favorable terms with its vendors in order to continue its operations as they currently exist. There can be no assurance that the Company will continue to increase monthly sales and maintain favorable terms with its vendors. There can be no assurance that additional financing will be available, or if available, that the Company will be able to obtain it on acceptable terms.

         At June 30, 1999, the Company had net operating loss carryforwards ("NOLs") aggregating approximately $28,900,000 available to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), utilization of prior NOLs is limited after an ownership change, as defined in this section, to an amount equal to the value of the loss corporation's outstanding stock immediately before the date of the ownership change, multiplied by the federal long-term tax-exempt rate in effect during the month that the ownership change occurred. The Company is subject to limitations on the use of its NOLs as provided pursuant to Section 382. Accordingly, there can be no assurance that a significant amount of existing NOLs will be utilized by the Company.

Year 2000 Compliance

         The Company has reviewed its critical computer systems, primarily the telecommunications switching equipment and computer hardware and software systems, to identify how the Company may be impacted by the year 2000 problem. The year 2000 problem arises because many computer systems may not recognize the correct date at the rollover of the two-digit year value to 00. This could cause systems to fail or process transactions incorrectly, thus causing disruptions to operations or the Company's inability to provide services to its customers. In addition, the Company also has reviewed other non-information technology equipment, such as the phone system and alarm system, for year 2000 compliance.

         The Company has contacted the suppliers of its computer-based systems and has received written confirmation from its suppliers that its critical computer software and hardware is year 2000 compliant. The Company has received year 2000 upgrades for its telecommunications switches. The Company has installed the upgrade on half of its switches and the remaining half will be upgraded by August 31,1999. Certain related software upgrades, which are expected to be year 2000 compliant, are in the final stages of beta testing. These upgrades will be installed by September 30,1999.

         As part of the year 2000 compliance review, the Company has contacted its primary vendors and is in the process of contacting its significant customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their year 2000 compliance issues. However, there can be no guarantee that the systems of the companies on which the Company's business relies will be timely converted or that failure to convert by another company will not have a material adverse effect on the Company or its operations. The Company has received certification from 85% of its vendors that they are either year 2000 compliant or are taking the necessary steps to become year 2000 compliant. The Company expects to receive the remaining certifications by August 31, 1999.

         The Company believes that the primary risks associated with the year 2000 are: (i) the loss of power to one or more of its telecommunications switches for an extended period of time, or (ii) the failure of a third party telecommunications carrier to provide transport carrier services. Such failure could disrupt the Company's daily operations significantly. While the Company believes that its year 2000 compliance review procedures will adequately address its internal year 2000 issues, until the Company receives responses from all of its significant vendors and customers, the overall risks associated with the year 2000 issue remains difficult to accurately describe and quantify, and there can be no guarantee the year 2000 issue will not have a material adverse effect on the Company's business, operating results and financial position.

         The Company estimates the costs of its year 2000 compliance issues will be less than $100,000, which is not expected to be material to the Company's financial position, cash flow, or results of operations.

         The Company currently has not implemented a year 2000 contingency plan. The Company intends to devote the resources necessary to assure that year 2000 compliance issues are resolved. The Company plans to develop and implement a contingency plan by the end of September 1999 in the event that its year 2000 compliance initiatives, particularly those that relate to third parties, fall behind schedule.

PART II. OTHER INFORMATION

Item 2.  Changes in Securities

(c)      Recent Sales of Unregistered Securities

         During the three months ended June 30, 1999, the Company made the following sales of unregistered securities:

                                                Consideration
                                                Received and
                                               Description of
                                               Underwriting or
                                             Other Discounts to                             If Option,
                                               Market Price        Exemption from      Warrant or Convertible
 Date of         Title of     Number           Afforded to          Registration        Security Terms or
  Sale           Security     Sold             Purchasers              Claimed          Exercise or Conversion
 ------------- -------------- ------------- ---------------------- ---------------- ---------------------------------
 6/1/99        Options to       320,000     options granted - no        4(2)        120,000 shares exercisable from
               purchase                     other consideration                     12/1/99 to 12/1/04 for $0.75
               Common Stock                 received by Company                     per share; 120,000 shares
                                            until exercise                          exercisable from 6/1/00 to
                                                                                    6/1/05 for $1.25 per share;
                                                                                    40,000 shares exercisable from
                                                                                    6/1/01 to 6/1/06 for $1.75 per
                                                                                    share; 40,000 shares
                                                                                    exercisable from 6/1/02 to
                                                                                    6/1/07 for $2.00 per share

 6/18/99       Options to       300,000     options granted in          4(2)        exercisable from 6/18/99 to
               purchase                     consideration for                       6/17/04 at an exercise price of
               Common Stock                 providing personal                      $0.5625 per share
                                            guarantee for
                                            financing - no other
                                            consideration
                                            received by Company
                                            until exercise
 ------------- -------------- ------------- ---------------------- ---------------- ---------------------------------

Item 5.  Other Information

         Lee Montellaro became the Company's Chief Financial Officer effective June 1, 1999. From February 1998 to May 1999, Mr. Montellaro was the Chief Financial Officer of Paging Management, Inc., a private reseller of paging services. From July 1997 to February 1998, Mr. Montellaro was Chief Financial Officer and Treasurer of Intek Global Corporation, a communications carrier with divisions in manufacturing, distribution and research and development. From July 1995 to July 1997, Mr. Montellaro was Managing Director of Bonnlee Associates, Inc., a private consulting organization. From 1987 to June 1995, Mr. Montellaro was employed by The Luxcel Group, Inc. ("Luxcel"), a wireless communications company. From 1987 to 1992, Mr. Montellaro was Chief Financial Officer of Luxcel and from June 1992 to June 1995, he served as Luxcel's Chief Executive Officer. Mr. Montellaro is a certified public accountant. In connection with his employment with the Company, Mr. Montellaro receives a base annual salary of $125,000 and was granted options to purchase an aggregate of 320,000 shares of common stock, 120,000 of which become exercisable in December 1999 at an exercise price of $0.75 per share, 120,000 of which become exercisable in June 2000 at an exercise price of $1.25 per share, 40,000 of which become exercisable in June 2001 at an exercise price of $1.75 per share and 40,000 of which become exercisable in June 2002 at an exercise price of $2.00 per share. The options will remain exercisable for five years from the date of vesting.

        Effective July 6, 1999, the Company's securities were delisted from the Boston Stock Exchange for failure to meet the $500,000 stockholders equity maintenance requirement. The Company's securities currently are traded on the OTC Bulletin Board.


Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

        27  Financial Data Schedule (6/30/99)


(b)     Current Reports on Form 8-K

        None.

                                   SIGNATURES


        In accordance with requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.





Dated:  August 16, 1999


                            GLOBAL TELECOMMUNICATION SOLUTIONS, INC.




                            By:      /s/ Lee  R. Montellaro
                                   -----------------------------------
                                    Lee R. Montellaro, Chief Financial Officer
                                    (and principal accounting officer)

                                  EXHIBIT INDEX



Exhibit Number           Description                                Page
---------------          ------------------------                   -----
27                       Financial Data Schedule                     19