Form 10QSB
period 1999-09-30
GLOBAL TELECOMMUNICATION SOLUTIONS INC
filed 1999-11-22
CIK 925004

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended               September 30, 1999
                                                 ----------------------------

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _______________ to _________________


                         Commission file number 1-13478

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              Delaware                                 13-3698386
  ------------------------------            -------------------------------
 (State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)



               10 Stow Road, Suite 200, Marlton, New Jersey 08053
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (856) 797-3434
                  --------------------------------------------
                 (Issuer's telephone number including area code)

                   ------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 19, 1999, the issuer had outstanding 14,679,991 shares of Common Stock, par value $.01 per share.

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

                                                                                                 Page
                                                                                                 ----
Part I.  Financial Information

Item I.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets - September 30, 1999 (unaudited) and
         December 31, 1998........................................................................3

         Condensed Consolidated Statements of Operations - Three and nine months ended September 30, 1999 and 1998 (unaudited)............................................4

         Condensed Consolidated Statements of Cash Flows - Nine months ended
         September 30, 1999 and 1998 (unaudited)..................................................5

         Notes to Condensed Consolidated Financial Statements.....................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations..............................................................................11


Part II. Other Information

         Item 1.  Legal Proceedings..............................................................14

         Item 2.  Changes in Securities and Use of Proceeds......................................14

         Item 3.  Defaults Upon Senior Securities................................................15

         Item 6.  Exhibits and Reports on Form 8-K...............................................15

         Signatures..............................................................................16

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     (Unaudited)
                                                                                    September 30,     December 31,
                                                                                  -----------------------------------
                                                                                       1999               1998
                                                                                  ----------------   ----------------
                                                       Assets
Current assets:
    Cash and cash equivalents                                                           $ 624,699        $ 1,604,166
    Restricted cash                                                                             -            300,000
    Accounts receivable, net                                                              115,023                  -
    Other assets                                                                                -             35,000
                                                                                  -----------------------------------
         Total current assets                                                             739,722          1,939,166

Property and equipment, net                                                               209,334            324,322
Assets of liquidating subsidiaries                                                      5,706,195          7,753,840
                                                                                  ================   ================
         Total assets                                                                 $ 6,655,251       $ 10,017,328
                                                                                  ================   ================

                                   Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
    Accounts payable                                                                    $ 411,681          $ 210,719
    Accrued license fees                                                                1,115,049            831,684
    Accrued earn-out payable to related party                                           1,037,556            634,085
    Other accrued expenses                                                                989,792          1,436,095
    Deferred revenues                                                                       8,870                  -
    Convertible notes payable                                                              45,000          2,599,750
    Notes payable to related parties, net                                                 723,815            678,815
                                                                                  ----------------   ----------------
          Total current liabilities                                                     4,331,763          6,391,148

Liquidating subsidiaries' liabilities
  subject to compromise - third party                                                  23,459,707         17,957,691
                                                                                  ----------------   ----------------
          Total liabilities                                                            27,791,470         24,348,839
                                                                                  ----------------   ----------------

Commitments and Contingencies

Stockholders' Equity (Deficit)
    Preferred stock, $.01 par value, authorized 1,000,000 shares;
         none issued and outstanding
    Common stock, $.01 par value, authorized 35,000,000 shares;
         issued 14,488,837 and 11,321,034                                                 144,870            113,211
    Additional paid in capital                                                         56,135,660         52,120,397
    Accumulated deficit                                                               (77,369,971)       (66,512,239)
    Deferred compensation                                                                       -             (6,102)
    Accumulated other comprehensive income                                                 23,089             23,089
    Less: Treasury stock, 47,891 shares                                                   (69,867)           (69,867)
                                                                                  ----------------   ----------------
            Total stockholders' equity (deficit)                                      (21,136,219)       (14,331,511)
                                                                                  ----------------   ----------------
            Total liabilities and stockholders' equity (deficit)                      $ 6,655,251       $ 10,017,328
                                                                                  ================   ================

         The accompanying notes are an integral part of these statements

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three months ended                      Nine months ended
                                                                 September 30,                          September 30,
                                                       ----------------------------------    ------------------------------------
                                                           1999               1998               1999                1998
                                                       ----------------   ---------------    ----------------    ----------------
Net sales                                                    $ 99,833               $ -            $ 99,833                 $ -
Cost of sales (Exclusive of depreciation)                      42,649                 -              42,649                   -
                                                       ----------------   ---------------    ----------------    ----------------
          Gross profit                                         57,184                 -              57,184                   -

Selling, general and administrative expenses                  392,630           681,614           1,253,620           1,768,069
Depreciation and amortization                                   4,339           236,729              11,825             736,632
                                                       ----------------   ---------------    ----------------    ----------------

          Loss before extraordinary item and
                 discontinued operations                     (339,785)         (918,343)         (1,208,261)         (2,504,701)

Extraordinary loss                                                  -                 -           1,420,172                   -
Loss from discontinued operations                           4,680,317         3,579,348           8,229,299           9,711,484
                                                       ----------------   ---------------    ----------------    ----------------

Net loss                                                  $(5,020,102)      $(4,497,691)       $(10,857,732)      $ (12,216,185)
                                                       ================   ===============    ================    ================

Basic and diluted loss per share:
Loss before extraordinary item and discontinued operations    $ (0.02)          $ (0.15)            $ (0.08)            $ (0.43)
Extraordinary loss                                                  -                 -               (0.10)                  -
Loss from discontinued operations                               (0.33)            (0.60)              (0.58)              (1.65)
                                                       ----------------   ---------------    ----------------    ----------------

Basic and diluted loss per share                              $ (0.35)          $ (0.75)            $ (0.76)            $ (2.08)
                                                       ================   ===============    ================    ================

Weighted average shares outstanding - basic and diluted    14,437,903         5,993,916          14,259,894           5,873,128
                                                       ================   ===============    ================    ================

         The accompanying notes are an integral part of these statements

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           Nine months ended
                                                                                            September 30,
                                                                                     -------------------------------
                                                                                       1999               1998
                                                                                     --------------     ------------
Operating activities:
Net loss from continuing operations                                                  $(2,628,433)       $(2,504,701)
Adjustment to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                         11,825            736,632
    Amortization of deferred compensation                                                  6,102            419,193
    Amortization of unearned discount                                                          -            578,266
    Amortization of deferred financing charges                                             4,995          1,134,779
    Loss on debt conversion                                                            1,420,172                  -
    Issuance of stock options to consultants                                             102,000                  -
Changes in operating assets and liabilities, net of effect of acquisitions:
    Accounts receivable                                                                  115,023         (2,141,314)
    Inventories                                                                                -           (327,779)
    Deferred costs                                                                             -             32,764
    Other current assets and other assets                                                (35,000)           150,542
    Accounts payable                                                                     200,962          1,525,430
    Accrued expenses and licensing fees                                                 (162,938)         1,537,381
                                                                                     --------------     ------------
            Net cash provided by (used in) operating activities                       (1,065,292)         1,141,193
                                                                                     --------------     ------------
Investing activities:
    Purchases of property and equipment                                                  142,054                  -
    Cash advanced to liquidating subsidiaries                                           (156,229)        (8,863,615)
                                                                                     --------------     ------------
            Net cash provided by (used in) investing activities                           85,825         (8,863,615)
                                                                                     --------------     ------------
Financing activities:
    Proceeds from bridge loan                                                                  -          1,250,000
    Proceeds from exercise of options                                                          -                400
    Payments on capital lease obligations                                                      -            (81,901)
    Payments of deferred finance fees                                                          -           (115,000)
                                                                                     --------------     ------------
            Net cash provided by financing activities                                          -          1,053,499
                                                                                     --------------     ------------
            Effects of exchange rates on cash                                                  -             12,950
                                                                                     --------------     ------------
            Net decrease in cash                                                        (979,467)        (6,655,973)

Cash and cash equivalents, beginning of period                                         1,604,166          7,867,566
                                                                                     --------------     ------------
Cash and cash equivalents, end of period                                               $ 624,699        $ 1,211,593
                                                                                     ==============     ============


        The accompanying notes are an integral part of these statements

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1999
                                   (unaudited)


(1)      Business and Basis of Presentation

Business

Global Telecommunication Solutions, Inc. (the "Company") was incorporated on December 23, 1992 and historically, through its subsidiaries, has been engaged in the marketing and distribution of prepaid phonecards. As a result of the Company's subsidiaries' long history of losses in the prepaid phonecard business, coupled with an increasingly competitive environment, the Company's Board of Directors adopted a plan to discontinue and sell the prepaid phonecard business. To facilitate the possible sale of the phonecard assets, certain of the Company's subsidiaries have filed voluntary petitions with the U.S. Bankruptcy Court for the District of Delaware under Chapter 11 of the U.S. Bankruptcy Code. The subsidiaries of the Company that filed for bankruptcy court protection are Global Link Telecom Corporation, GTS Holding Corp., Inc., TelTime, Inc., Network Services System, Inc., Network Services System, L.P., GTS Marketing, Inc., Global Telecommunication Solutions, L.P., Networks Around the World, Inc. and Centerpiece Communications, Inc (collectively the "Debtors").

The Company now intends to focus on its direct one-to-one interactive marketing business utilizing telephony, the Internet and wireless communication technologies.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

As a result of the Company's decision to sell its phonecard business and the subsequent voluntary filing by certain of the Company's subsidiaries under Chapter 11 of the U.S. Bankruptcy Code, the operations of that business are presented herein as discontinued operations and the assets and liabilities of the filing subsidiaries have been aggregated in the accompanying balance sheets.

Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 1999.

(2)      Discontinued Operations and Subsidiary Chapter 11 Filings

In September 1999, the Company's Board of Directors adopted a plan to discontinue the operations of the phonecard business and to seek an acquirer of that business. As a result of the substantial liabilities associated with that business, a subsequent decision was made resulting in the Debtors filing voluntary petitions with the U.S. Bankruptcy Court for the District of Delaware under Chapter 11 of the U.S. Bankruptcy Code on October 28, 1999. In making these filings, the Debtors indicated to the court that a purchaser for the assets of the Debtors was being sought, but that failing that, the businesses would be liquidated rather than reorganized. The Debtors are currently negotiating with several potential acquirers of their assets. Under Chapter 11, certain claims against the Debtors in existence prior to the filing of the voluntary petitions for relief under the federal bankruptcy laws are stayed while the Debtors continue business operations as Debtors-in-possession.

As a result of these actions, for financial reporting purposes, the results of operations of the phonecard business have been segregated from continuing operations and reported as a separate line item on the statement of operations. The Company has restated the prior period financial statements included herein to present the operating results of the phonecard business as a discontinued operation.

The assets associated with the phonecard business have been separately segregated in the accompanying balance sheet and at September 30,1999 intangible assets related to the business of approximately $2 million have been written off and have been included in the loss from discontinued operations. The liabilities associated with the phonecard business have been segregated in the accompanying balance sheet as "Subsidiary liabilities subject to compromise." Included in that amount is approximately $500,000 in secured debt payable with the remaining balance being unsecured liabilities due trade creditors and vendors, estimated sales tax liabilities payable and other regulatory fees, deferred revenue related to outstanding phonecards and the estimated liability to various payphone owners as dial around compensation.

Because under federal bankruptcy laws obligations incurred by the Debtors after a petition for bankruptcy is filed have priority over pre-petition liabilities, no provision for estimated losses to be incurred during the period of liquidation or sale has been made since it is currently anticipated that to the extent additional liabilities and/or losses are incurred, the value of the assets available to settle subsidiary liabilities subject to compromise will be reduced.

At September 30, 1999, the Company's investment in and receivables from the Debtors was approximately $23.7 million. The Company does not anticipate receiving any substantial proceeds from the Debtors' estate. Accordingly, neither the receivable due from the Debtors nor the payable due to the Company as a liability subject to compromise has been reflected in the accompanying balance sheet.

Operating results from the discontinued operations are as follows:

                                               Three months ended                      Nine months ended
                                                 September 30,                           September 30,
                                             -----------------------               ------------------------
                                             1999               1998               1999                1998
                                             ----               ----               ----                ----
Net sales                                    $ 9,566,208       $ 9,359,063       $ 26,807,210         $ 22,523,731
Cost of sales                                 10,508,629         8,647,063         26,869,606           21,935,405
                                             -----------       -----------       ------------         ------------
Gross profit                                    (942,421)          712,000            (62,396)             588,326
Selling, general and
   administrative expenses                     1,329,083         2,175,746          4,439,577            6,481,306
Restructuring charge                                   -           891,436                  -              891,436
Depreciation and amortization                  2,370,410           276,344          3,484,936              726,770
                                             -----------       -----------       ------------         ------------
Operating loss                                (4,641,914)       (2,631,526)        (7,986,909)          (7,511,186)
Interest income                                    4,292            16,864             28,533               77,335
Interest expense                                 (42,695)         (364,686)          (270,923)          (2,277,633)
                                             -----------       -----------       ------------         ------------
Net loss from discontinued
   operations                               $ (4,680,317)      $(3,579,348)       $(8,229,299)         $(9,711,484)
                                            =============      ============       ============         ============

Summary balance sheets at September 30, 1999 of the discontinued operations which subsidiaries are being liquidated are as follows:


                                              September 30,       December 31,
                                                  1999                1998
                                              -------------       -----------
Current assets:
    Cash and cash equivalents                 $   808,996         $         -
    Accounts receivable, net                    2,271,720           3,234,106
    Inventory                                     262,307             436,883
    Other assets                                  366,343              68,929
                                             ------------         -----------
         Total current assets                   3,709,366           3,739,918

Goodwill, net                                           -           1,952,000
Property and equipment, net                     1,851,209           1,901,080
Other assets, net                                 145,620             160,842
                                             ------------        ------------
         Total assets                        $  5,706,195        $  7,753,840
                                             ============        ============
Current liabilities:
    Accounts payable                         $  8,014,208        $  4,969,556
    Accrued regulatory fees                     5,290,380           2,749,223
    Other accrued expenses                      1,027,561           1,412,788
    Deferred revenues                           3,652,101           3,160,958
    Estimated sales and excise tax liability    5,475,457           5,665,166
                                             --------------------------------
          Total current liabilities          $ 23,459,707        $ 17,957,691
                                             ================================


(3)      Loss Per Share

Weighted average shares of common stock for the three and nine months ended September 30, 1999 and 1998 do not include common stock equivalents, as their effect would be anti-dilutive.


(4)      Reclassifications

Certain reclassifications have been made to the 1998 consolidated financial statements to conform to the 1999 presentation.


(5)      Amounts Due to Officer and Related Parties

On February 6, 1998, the Company acquired, through a merger, all of the outstanding capital stock of Networks Around the World, Inc. ("NATW") for a purchase price comprised of (i) $2,000,000 in cash, (ii) an aggregate of 505,618 shares of common stock and (iii) $1,000,000 aggregate principal amount of promissory notes ("NATW Notes"), secured by substantially all of the assets of NATW. In addition, the Company is required to pay up to $2,000,000 ("Earn Out") in additional consideration to Randy Cherkas, the Company's President, and former majority shareholder of NATW, if certain sales and financial objectives are achieved. Upon the achievement of such objectives, the additional consideration will increase goodwill. For the year ended December 31, 1998, $838,900 of the Earn Out was recorded as additional consideration. For the nine months ended September 30, 1999, an additional $540,015 of Earn Out was recorded. From the consummation of the NATW merger in February 1998 through September 30, 1999, the Company has paid Mr. Cherkas $341,359 of the aggregate amount of $1,378,915 accrued during that period under the Earn Out. Mr. Cherkas has the opportunity to earn up to an additional $621,085 under the Earn Out.

Also in connection with the NATW acquisition, the shareholders of NATW agreed to indemnify the Company against certain losses resulting from any underlying carrier's failure to provide telecommunications services to phonecards purchased by NATW prior to the merger. In February 1998, Access Telecom, Inc. ("Access"), a primary provider to NATW prior to and after the merger, ceased providing such services to the prepaid phonecard that it had sold to NATW, despite receiving payment for substantially all of the phonecards. As a result of this the former shareholders of NATW are required to indemnify the Company for a portion of its losses.

In April 1998, the former shareholders agreed to defer the NATW Notes and Earn Out from 1998 to January 1999. Subject to the completion of negotiations regarding the determination of the Access liability, in December 1998, Mr. Cherkas agreed to offset the amounts due to the Company related to Access against his portion of the NATW Notes payable, and to convert the net amount due him under the NATW Notes into common stock at a conversion rate of $0.80 per share. However, during 1999, negotiations with the former shareholders of NATW continued and the Company did not pay amounts due under the NATW Notes and Earn Out. The Company has received written notice from the former shareholders advising the Company of the default and further indicating that unless the Company cures the defaults within the time frames permitted under the NATW Note and Earn Out agreements, which it has not done, the former shareholders could take legal action against the Company. Additionally, Mr. Cherkas has advised the Company that it is currently in default under his employment agreement with the Company because it has failed to pay amounts due thereunder. As a result of these defaults, Mr. Cherkas has advised the Company that he believes he can terminate his employment agreement and that his non-compete agreement would not be enforceable.

At September 30, 1999, all amounts currently owed the NATW shareholders are reflected in the accompanying financial statements, less an estimate of the Access indemnity of $376,185. While negotiations with the NATW shareholders are continuing, given the proposed liquidation/or sale of the Company's phonecard business, it is impossible to predict at this time the resolution of the negotiations with Mr. Cherkas and the other NATW shareholder. It is possible that the actual settlement could materially differ from amounts currently reflected in the Company's financial statements.

(6)      Convertible Notes Payable

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

On September 14, 1999, the remaining $75,000 in outstanding convertible debentures became due and payable. The debenture holders agreed to accept repayment of their debentures over the three-month period ending December 15, 1999 and at September 30, 1999 the remaining principal balance on these debentures was $45,000.

(7)      Litigation

In June 1998, IDB Worldcom Services, Inc. ("Worldcom") commenced an action against the Company in the Court of Common Pleas of Philadelphia, Pennsylvania. The complaint alleged that from March 1995 through March 1997, Worldcom provided certain long distance and other telecommunications services for which it was not paid. Worldcom alleged that the Company owed Worldcom $698,419, inclusive of interest, for such services. On September 7, 1999, the Company settled this matter with Worldcom for $400,000 of which $300,000 is payable in cash over 22 months and the $100,000 balance was paid through this issuance of 239,045 shares of the Company's common stock which shares were issued subsequent to September 30, 1999.

The Company also is involved in litigation incidental to its business. Such litigation can be expensive and time consuming to prosecute or defend. The Company believes that these pending litigation matters, in the aggregate, could have a material adverse effect on its operating results and financial condition, if resolved against the Company.

(8)      New Accounting Pronouncement

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

(9)      Subsequent Event

On October 28, 1999 the Debtors filed voluntary petitions with the U.S. Bankruptcy Court for the District of Delaware ("Court") under Chapter 11 of the U.S. Bankruptcy Code. The Debtors elected to seek Court protection to facilitate the possible sale of their assets. The Company intends to sell the assets of the phonecard operations to a buyer who will continue to run the business. The Debtors are presently operating under Chapter 11 and are subject to the jurisdiction of the Court.

In conjunction with the Chapter 11 filing, the Court has granted the Debtors use of its cash collateral and existing bank arrangements to conduct its operations. The Debtors' suppliers have, in turn, resumed granting the Debtors payment terms, most of which require a deposit and/or weekly payments. In light of the Debtors' current projected operations and cash flow, management believes that the Debtors have the financial resources to maintain their current level of operations until a sale agreement is reached, but no later than December 31, 1999. The Debtors also are seeking debtor in possession financing from the potential acquirers of the phonecard business.

Schedules will be filed in early December 1999 with the Court setting forth the assets and liabilities of the Debtors as of the filing date, October 28, 1999. Differences between amounts shown by the Debtors and claims filed by creditors will be investigated and resolved. The ultimate amount and settlement terms for such liabilities are subject to acceptance by the Court, and accordingly, are not presently determinable.

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

Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

         Net sales from continuing operations resulted from sales by the Company's new start-up operations involved in the marketing of promotional programs to business customers. The Company is currently in the process of developing joint venture relationships with third parties and expects that these relationships will be the driving force behind future sales.

         The Company believes the gross profit percentage of approximately 57% realized on the initial sales by this business, is indicative of gross profits that can be realized. Accordingly, it is for this reason the Company has decided to refocus its efforts to develop incentive based loyalty marketing programs that create one-to-one marketing opportunities utilizing interactive telecommunications rewards online and offline.

         Selling, general and administrative expenses for the three months ended September 30, 1999 decreased by $288,984 (42%) to $392,630 from $681,614 reported in the similar period in 1998. This decrease resulted from a restructuring plan implemented in the later part of 1998. Given the Company's efforts to exit the phonecard business and refocus its business efforts, it is not possible at this time to determine whether the current level of selling, general and administrative expenses is indicative of future expense levels.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

         Net sales from continuing operations resulted from sales by the Company's new start-up operations involved in the marketing of promotional programs to business customers. The Company believes the gross profit percentage of approximately 57% realized on the initial sales by this business is indicative of gross profits that can be realized. Accordingly, the Company has decided to refocus its efforts to the development of incentive based loyalty marketing programs that create one-to-one marketing opportunities utilizing interactive telecommunications rewards online and offline.

         Selling, general and administrative expenses for the nine months ended September 30, 1999 decreased by $514,449 (29%) to $1,253,620 from $1,768,069 reported in the similar period in 1998. This decline resulted from the previously noted restructuring plan implemented in the later part of 1998.

         In January 1999, holders of $2,524,750 aggregate principal amount of debentures converted the debentures into 3,155,938 shares of common stock. In connection with the conversion, the Company incurred an extraordinary loss of $1,420,172 related to the difference between the market value of the shares on the conversion date ($3,944,922) as compared to the carrying value of the debt.

Liquidity and Capital Resources

         The Company has incurred significant losses and negative earnings before interest, tax and depreciation and amortization during 1997, 1998 and the first nine months of 1999. In the second half of 1998, the Company implemented a restructuring plan in an effort to reduce administrative overhead costs and to improve the efficiency of its operations. Specific actions taken included the consolidation of facilities, including the closure of its Canadian operations and the termination of certain employment contracts. In addition, the Company negotiated the conversion of $6,574,750 of debt to equity. Notwithstanding these efforts, as of September 30, 1999, the Company had a substantial working capital deficit and its total liabilities exceeded its total assets by approximately $21 million. As a result of the Company's long history of losses in the prepaid phonecard business, coupled with an increasingly competitive environment, the Company elected to exit the prepaid phonecard business but will continue its interactive marketing operations. To accomplish this, the Debtors filed voluntary petitions with the U.S. Bankruptcy Court for the District of Delaware under Chapter 11 of the U.S. Bankruptcy Code on October 28, 1999. The Debtors intend to sell or liquidate the assets of the phonecard operations with the proceeds of such sale or liquidation going to the estate of the Debtors rather than the Company.

         At September 30, 1999 the Company, excluding the assets and liabilities relating to the Debtors, had negative working capital of approximately $3.5 million. The Company's ability to continue in operation and execute its new business plan is subject to various factors including, but not limited to, resolving its outstanding liabilities, raising additional capital and itself not being forced to seek bankruptcy court protection. Management of the Company can not presently predict the outcome of these matters and there can be no assurance that the Company will be successful in any of these endeavors.

         At September 30, 1999, the Company had net operating loss carryforwards ("NOLs") exceeding $30 million available to offset future taxable income. Under
Section 382 of the Internal Revenue Code of 1986, as amended, utilization of prior NOLs is limited after an ownership change, as defined in this section, to an amount equal to the value of the loss corporation's outstanding stock immediately before the date of the ownership change, multiplied by the federal long-term tax-exempt rate in effect during the month that the ownership change occurred. The Company is subject to limitations on the use of its NOLs as provided pursuant to Section 382. Accordingly, there can be no assurance that a significant amount of existing NOLs will be utilized by the Company.

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

         The Company has contacted the suppliers of its computer-based systems and has received written confirmation from its suppliers that its critical computer software and hardware is year 2000 compliant. The Company has received year 2000 upgrades for its telecommunications switches. The Company has installed the upgrade on all of its switches along with related software upgrades and has tested backup power supplies.

         As part of the year 2000 compliance review, the Company has contacted its primary vendors and is in the process of contacting its significant customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their year 2000 compliance issues. However, there can be no guarantee that the systems of the companies on which the Company's business relies will be timely converted or that failure to convert by another company will not have a material adverse effect on the Company or its operations. The Company has received certification from its significant vendors, as well as substantially all its other vendors, that they are 2000 compliant.

         The Company believes that the primary risks associated with the year 2000 are: (i) the loss of power to one or more of its telecommunications switches for an extended period of time, or (ii) the failure of a third party telecommunications carrier to provide transport carrier services. Such failure could disrupt the Company's daily operations significantly. The Company believes that its year 2000 compliance review procedures adequately address its internal year 2000 issues. With respect to external issues, based upon responses the Company received from all of its significant vendors and customers, the overall risks associated with the year 2000 issue appears to be minimal but there can be no guarantee the year 2000 issue will not have a material adverse effect on the Company's business, operating results and financial position.

         The Company currently believes that its year 2000 compliance issues are resolved. However, the Company intends to have staff available to resolve any issues that may develop including the re-routing of telephone traffic from affected to unaffected carriers should that be necessary.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         In June 1998, IDB Worldcom Services, Inc. ("Worldcom") commenced an action against the Company in the Court of Common Pleas of Philadelphia, Pennsylvania. The complaint alleged that from March 1995 through March 1997, Worldcom provided certain long distance and other telecommunications services for which it was not paid. Worldcom alleged that the Company owed Worldcom $698,419, inclusive of interest, for such services. On September 7, 1999, the Company settled this matter with Worldcom for $400,000, of which $300,000 is payable in cash over 22 months and the $100,000 balance was paid through this issuance of 239,045 shares of the Company's common stock which shares were issued subsequent to September 30, 1999.

Item 2.  Changes in Securities

(c)      Recent Sales of Unregistered Securities

         During the three months ended September 30, 1999, the Company made the following sales of unregistered securities:

 ------------- --------------- ------------ ---------------------- ----------------- --------------------------------
                                                Consideration
                                                Received and
                                               Description of
                                               Underwriting or
                                             Other Discounts to     Exemption from        If Option, Warrant or
 Date of Sale     Title of     Number Sold      Market Price         Registration    Convertible Security, Terms of
                  Security                       Afforded to           Claimed           Exercise or Conversion
                                                 Purchasers
 ------------- --------------- ------------ ---------------------- ----------------- --------------------------------
 7/22/99       Options to        48,500     Options granted - no         4(2)        16,167 shares exercisable on
               purchase                     other consideration                      each of 7/22/99, 7/22/00 and
               Common Stock                 received by Company                      7/22/01 and for five years
                                            until exercise                           from date of vesting at an
                                                                                     exercise price of $.50 per
                                                                                     share.

 8/9/99        Common Stock      10,000     Consulting Services          4(2)        N/A

 8/11/99       Options to        206,600    Options granted - no                     68,867 shares exercisable on
               purchase                     other consideration          4(2)        each of 2/11/00, 8/11/00 and
               Common Stock                 received by Company                      8/11/01 and for five years
                                            until exercise                           from date of vesting at an
                                                                                     exercise price of $.53 per
                                                                                     share.

 9/7/99        Options to        15,000     Options granted - no         4(2)        Exercisable on 9/7/00 and for
               purchase                     other consideration                      five years from date of
               Common Stock                 received by Company                      vesting at an exercise price
                                            until exercise                           of $.50 per share.

 9/7/99        Common Stock      239,045    Settlement of                4(2)        N/A
                                            litigation

 9/23/99       Options to        40,000     Options granted - no         4(2)        13,333 shares exercisable on
               purchase                     other consideration                      each of 3/23/00, 9/23/00 and
               Common Stock                 received by Company                      9/23/01 and for five years
                                            until exercise                           from date of vesting at an
                                                                                     exercise price of $.50 per
                                                                                     share.

Item 3.  Defaults Upon Senior Securities

         In connection with the NATW merger in February 1998, the Company issued to the former shareholders of NATW $1,000,000 aggregate principal amount of promissory notes "NATW Notes"). The NATW Notes accrue interest at the rate of 6% per annum and were originally payable as follows: (i) one-half of principal and interest accrued thereon on November 1, 1998, and (ii) four equal payments of $125,000, plus interest accrued thereon, on April 1, 1999, July 1, 1999, October 1, 1999 and January 1, 2000. In April 1998, the note holders agreed to defer $500,000 originally payable under the NATW Notes in 1998 to January 1999.

         Subject to the completion of negotiations regarding the determination of the Access liability discussed in Note 5 herein, in December 1998, Randy Cherkas, the Company's President and former majority shareholder of NATW, agreed to offset the amounts due to the Company related to Access against his portion of the NATW Notes payable, and to convert the net amount due him under the NATW Notes into common stock at a conversion rate of $0.80 per share. However, during 1999, negotiations with the former shareholders of NATW continued and the Company did not pay amounts due under the NATW Notes. As of September 30, 1999, the Company owed an aggregate of $1,100,000 including principal and interest accrued thereon, under the NATW Notes.

         The Company has received written notice from the former shareholders of NATW advising the Company of the default and further indicating that unless the Company cures the default within the time frames permitted under the NATW Notes, which it has not done, the former shareholders could take legal action against the Company.

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

        27       Financial Data Schedule (September 30, 1999)


(b)     Current Reports on Form 8-K

        Current Report on Form 8-K, dated September 23, 1999, filed with the SEC on September 29, 1999, relating to the change in the Company's certifying accountant.

        Current Report on Form 8-K, dated October 28, 1999, filed with the SEC on November 5, 1999, relating to certain subsidiaries of the Company filing for voluntary protection under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware.

                                   SIGNATURES


        In accordance with requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.





Dated:  November 19,  1999


                                 GLOBAL TELECOMMUNICATION SOLUTIONS, INC.




                                 By:      /s/ Lee R. Montellaro
                                    ------------------------------------------
                                    Lee R. Montellaro, Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit Number            Description                                Page
--------------            -----------                                ----

27                        Financial Data Schedule                     18