Form 10KSB
period 1999-12-31
GLOBAL TELECOMMUNICATION SOLUTIONS INC
filed 2000-04-17
CIK 925004

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the fiscal year ended December 31, 1999

OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

                         Commission file number 1-13478

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
                    ----------------------------------------
                 (Name of Small Business Issuer in Its charter)

         Delaware                                      13-3698386
         --------                                      ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

             317 Madison Avenue, Suite 807, New York, New York 10017
             ------------------------------------------------- -----
               (Address of Principal Executive Offices) Zip Code)

                                 (212) 697-6131
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                               Title of Each Class

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

      The issuer's revenues for its most recent fiscal year were $306,963.

      As of April 3, 2000, the aggregate market value of the issuer's Common Stock held by non-affiliates of the issuer (based on the last sale price of such stock) was $18,540,119. At April 3, 2000, 15,511,841 shares of the issuer's Common Stock were outstanding.

                                     PART I

FORWARD-LOOKING STATEMENTS

      When used in this filing and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "management believes," "the Company believes," "will likely result," "management expects" or "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

      Global Telecommunication Solutions, Inc. d/b/a Global iTechnology, Inc. ("Company") historically, through its subsidiaries, has been engaged in the marketing and distribution of prepaid phone cards. The Company's Board of Directors adopted a plan to discontinue and sell the prepaid phone card business in the third quarter of 1999 as a result of the Company's subsidiaries long history of losses in this line of business and an increasingly competitive environment. To facilitate the possible sale of the phone card assets which are the subject of liabilities for exceeding their fair market value, certain of the Company's subsidiaries have filed voluntary petitions for relief with the Court for the District of Delaware under Chapter 11 of the Bankruptcy Code. The subsidiaries of the Company that filed for Court protection are Global Link Telecom Corporation, GTS Holding Corp., Inc., TelTime, Inc., Network Services System, Inc., Network Services System, L.P., GTS Marketing, Inc., Global Telecommunication Solutions, L.P., Networks Around the World, Inc. and Centerpiece Communications, Inc (collectively the "Debtors").

      The Company intends to focus on developing, operating, and entering into strategic relationships with companies to implement promotional and other direct marketing services utilizing telephony, the Internet and wireless communication technologies. The first of such investments is the Company's investment in Enticent.com, Inc. discussed below. Additionally, the Company intends to be a vehicle to take advantage of business opportunities that the Company's management believes are in the best interest of the shareholders.

      The Company has experienced significant cash flow difficulties during the last several years, particularly in its efforts to expand the prepaid phone card business. The Company's ability to implement its recently changed business strategy is contingent upon its ability to obtain additional financing. The Company presently is negotiating with potential financing sources in an attempt to raise additional debt or equity capital, but to date has been unsuccessful. For a more detailed discussion of the Company's current financial position, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      The Company presently has significant liabilities that will not be discharged as a result of the Debtors having filed voluntary petitions with the Court for the District of Delaware under Chapter 11 of the Bankruptcy Code. These liabilities aggregate approximately $5 million. The Company is currently negotiating with these creditors in an effort to settle the amounts due at less than the amount recorded on the balance sheet. The Company is attempting to settle these liabilities on favorable terms to the Company.

CORPORATE BACKGROUND

      The Company was incorporated under the laws of the State of Delaware in December 1992. The Company's principal executive offices are located at 317 Madison Avenue, Suite 807, New York, New York 10017 (212) 697-6131.

      In March 2000 the Board of Directors, subject to shareholder approval, approved changing the Company's name from "Global Telecommunication Solutions, Inc." to "Global iTechnology, Inc"

E-COMMERCE BUSINESS

ENTICENT.COM, INC.

      In February 2000, the Company's wholly owned subsidiaries Imagine Telecom, Inc. ("Imagine") and TalkToGo.com, (TalkToGo") along with certain of their management and strategic partners, formed Enticent.com, Inc., ("Enticent") a startup entity. As a result of the transaction, the Company is the largest stockholder of Enticent, owning 44 % of the outstanding issued and outstanding shares.

      Enticent is primarily an incentive marketing and promotional company that allows businesses to communicate one-to-one with existing and potential customers through both online and offline permission-marketing programs. The consumer's incentive may take many forms and be delivered through different vehicles.

OTHER

      The Company presently is negotiating an investment in or strategic relationship with several other companies. There is no assurance that the Company will enter into any additional transactions and if entered into, there is no assurance of the impact on the current stockholders of the Company.

SUBSIDIARY BANKRUPTCY

      In September 1999, the Company's Board of Directors adopted a plan to discontinue the operations of the phone card business and to seek an acquirer of that business. As a result of the substantial liabilities associated with the phone card business, a subsequent decision was made resulting in the Debtors filing voluntary petitions with the Court for the District of Delaware under Chapter 11 of the Bankruptcy Code on October 28, 1999. In making these filings, the Debtors indicated to the court that a purchaser for the assets of the Debtors was being sought, but failing that, the businesses would be liquidated rather than reorganized. On January 31, 2000, the Debtors entered into an agreement to sell substantially all of their assets to J D Services, Inc., a prepaid phone card provider located in Salt Lake City, Utah ("J D Services"). Having the approval of the United States Court for the District of Delaware, it is anticipated this sale will be consummated effective April 1, 2000. The sale of the phone card assets is one of the final steps in the discontinuance of the Company's legacy phone card business.

      J D Services will pay a purchase price of $2.1 million as follows: (i) forgiveness of approximately $750,000 in debtor-in-possession financing previously provided to the Debtors and (ii) assumption of approximately $1.35 million of the Company's obligation to provide telecommunications services to previously activated phone cards.

      The Debtors intend to present a plan of reorganization to the Court to liquidate and distribute the Debtors' remaining assets. Under the provisions of the Bankruptcy Code, the Debtors have the exclusive right to file such plan at any time during the 120-day period following the initial filing. The Debtors filed a motion to extend the exclusive period to May 25, 2000 which motion was granted by the Court. As part of the liquidation of the Debtors, the Debtors are required to review payments made to various parties during the year prior to the bankruptcy filing date of October 28, 1999. To be included in such review will be any payment made by the Debtors to the Company during the year prior to the bankruptcy filing. Should it ultimately be determined that any of these payments were "preferential" in nature, the Company would be required to repay these amounts to the Debtors. At March 31, 2000 no review as to the "preferential" nature of transfers from the Debtors to the Company has been undertaken. However given the financial condition of the Company, should any repayment to the Debtors by the Company be required, the Company may not have sufficient assets to make such payment and may be required to offer promissory notes and/or the Company's equity securities in satisfaction of any such obligation.

COMPETITION

      The Company intends to focus on developing, operating, and entering into strategic relationships with third parties to implement its business plan to provide promotional and other direct marketing services utilizing telephony, the Internet and wireless communication technologies. To accomplish its strategy, the Company must to raise additional capital. If the it is able to raise additional capital necessary to achieve its objectives, it will be competing with others desiring to invest in identical opportunities and many of these competitors will have longer operating histories, greater name recognition, larger client bases and significantly greater financial, technical and marketing resources than the Company.

      Additionally, the opportunities which the Company is pursuing are in the promotion services market, which market, especially as it relates to the Internet, is intensely competitive. The Company expects competition in this market to continue to intensify as a result of increasing market size, greater visibility of the market opportunity for Internet promotion services and minimal barriers to entry. Industry consolidation may also increase competition. The Company competes with many types of companies, including both online and offline promotion companies, large Internet publishers, search engine and other Internet portal companies, a variety of Internet-based advertising networks and other companies that facilitate the marketing of products and services on the Internet. Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger client bases and significantly greater financial, technical and marketing resources than the Company. This may allow them to compete more effectively and be more responsive to industry and technological change than the Company. The Company may not be able to compete successfully and competitive pressures may reduce its revenues and result in increased losses or reduced profits.

EMPLOYEES

      As of April 3, 2000, the Company had 2 full-time employees and 2 part-time employees. None of the Company's employees is covered by a collective bargaining agreement. The Company never has experienced an employment-related work stoppage and considers its employee relations to be satisfactory.

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

      In July 1995, the Company entered into a sublease for 9,400 square feet of space located at 40 Elmont Road, Elmont, New York. The term of the sublease is through July 2000 and provides for an annual rent of $145,700, including utilities. In February 1997, the Company subleased this space through July 2000 for a current annual rent of $98,700.

      In August 1998, the Company entered into a lease for 9,362 square feet of space located at 10 Stow Road, Suite 200, Marlton, New Jersey, for its executive offices and computer systems. The term of the lease is five years and provides for an annual rent of $87,875 during the first year, $89,875 during the second year, $92,683 during the third year, $95,492 during the fourth year and $98,301 during the fifth year. In connection with the sale of the Debtors' assets and operations, J D Services has agreed to assume the Company's entire obligation under this lease. However, as of April 3, 2000, the landlord has not granted to the Company a release from its obligations under the lease .

      In April 2000, the Company entered into a lease for approximately 400 square feet of space located at 317 Madison Avenue, New York for its executive offices. The term of the lease is one year and provides for an annual rental of $37,800.

      The Company believes that its facilities are adequate for its present purposes. The Company believes that as it grows, it will require additional facilities, and that such facilities will be readily available.

ITEM 3. LEGAL PROCEEDINGS

      In June 1998, IDB Worldcom Services, Inc. ("Worldcom") commenced an action against the Company in the Court of Common Pleas of Philadelphia, Pennsylvania. The complaint alleged that from March 1995 through March 1997, Worldcom provided certain long distance and other telecommunications services for which it was not paid. On September 7, 1999, the Company settled this matter with Worldcom for $400,000 of which $300,000 is payable in cash over 22 months and the $100,000 balance was paid through this issuance of 239,045 shares of the Company's common stock .

      On February 7, 2000, Star Telecommunications Inc. ("Star") obtained a judgment against the Company in the total amount of $233,557 in connection with litigation styled Star Telecommunications, Inc. v. Global Telecommunication

Solutions, Inc., Case No. -- 01001478, in the Superior Court, State of California County of Santa Barbara, Anacapa Division. Star brought an action against the Company for failure to pay Star for international long-distance telecommunications services which Star provided to the Company's operating subsidiaries under a Carrier Service Agreement entered into between Star and the Company. The Company believes it has adequately accrued for this liability.

      On March 17, 1999, Gloria Diaz, Edward Ragar and Charles Ruggieri (all former sales people for the Company) commenced an action against the Company claiming in the Superior Court of New Jersey, Somerset County Law Division, docket No. L-432-99 alleging that the Company owes them approximately $62,000 in the aggregate for salary, commissions and reimbursement for business expenses. The Company disputes these claims and is defending this matter. The company believes it has adequately accrued for this liability.

      On December 3, 1999, MTS Communications, Inc. ("MTS") commenced an action against the Company in the United States District for the District of New Jersey. MTS claims that the Company owes it $368,697.55, together with interest, in connection with operations of the Company's Canadian subsidiary. The Company disputes MTS' claims and is defending this matter. The company believes it has adequately accrued for this liability.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      On December 14, 1994, the Company's Common Stock and Public Warrants commenced quotation on the Nasdaq SmallCap Market ("Nasdaq") under the symbols GTST and GTSTW, respectively, and became listed on the Boston Stock Exchange. The Common Stock and Public Warrants were delisted from Nasdaq on September 17, 1998 and the Boston Stock Exchange on June 9, 2000 because the Company was not in compliance with various requirements for continued listing. The Company's Public Warrants expired on December 14, 1999. The Common Stock currently is traded on the OTC Bulletin Board. The following table sets forth the ranges of bid prices for the Common Stock for the periods indicated, as reported by the OTC Bulletin Board or Nasdaq, as the case may be, the principal trading market for the Company's securities. The quotes represent inter-dealer prices without adjustments or mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                               HIGH            LOW
                                               ----            ---

                 1998

                 First Quarter                     8          5-7/8
                 Second Quarter                7-3/8          3-1/8
                 Third Quarter                3-5/16          1-1/4
                 Fourth Quarter                    2            3/4

                 1999

                 First Quarter                     2          11/16
                 Second Quarter                1 1/8            1/2
                 Third Quarter                 13/16            3/8
                 Fourth Quarter                  3/8           1/32

      On April 3, 2000, the last sale price for the Common Stock as reported by the OTC Bulletin Board was $1.25.

      As of April 3, 2000 there were 15,561,841 shares of Common Stock outstanding held of record by 178 holders. The Company believes that there are in excess of 500 beneficial holders of its Common Stock.

DIVIDENDS

            The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain earnings, if any, to finance the growth and development of its business and does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

      During the quarter ended December 31, 1999 and through March 31, 2000, the Company made the following sales of unregistered securities.

                                                                                                       If Option, Warrant
                                                         Consideration Received and      Exemption       or Convertible
                                                       Description of Underwriting or       from       Security, Terms of
                                                      Other Discounts to Market Price   Registration      Exercise or
Date of Sale    Title of Security     Number Sold          Afforded to Purchasers         Claimed          Conversion
------------    -----------------     -----------          ----------------------         -------          ----------
11/19/99         Common Stock            239,045       In lieu of cash for litigation       4(2)
                                                       settlement

10/26/99         Options to               10,000       Options granted-no other             4(2)       Exercisable on
                 purchase Common                       consideration received by                       10/26/00 and for
                 Stock                                 Company until exercised                         five years from
                                                                                                       date of vesting at
                                                                                                       an exercise price
                                                                                                       of $.14 per share

12/1/99          Options to              200,000       Options granted-no other             4(2)       Exercisable on
                 purchase Common                       consideration received by                       4/3/00 and for five
                 Stock                                 Company until exercised                         years from date of
                                                                                                       vesting at an
                                                                                                       exercise price of
                                                                                                       $.25 per share

12/14/99         Options to               30,000       Options granted-no other             4(2)       Exercisable on
                 purchase Common                       consideration received by                       3/1/00 and for five
                 Stock                                 Company until exercised                         years from date of
                                                                                                       vesting at an
                                                                                                       exercise price of
                                                                                                       $.16 per share

12/15/99         Options to              185,934       Options granted-no other             4(2)       Exercisable on
                 purchase Common                       consideration received by                       6/14/00 until
                 Stock                                                                                 2/28/05 at an
                                                                                                       exercise price s
                                                                                                       ranging from $.50
                                                                                                       to $2.25 per share

3/9/00           Common Stock            769,750       Conversion of notes payable to       4(2)
                                                       related party

3/10/00          Common Stock             10,000       In lieu of cash for litigation       4(2)
                                                       settlement

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

      With the discontinuance of its phone card business, the Company intends to focus on developing, operating, and entering into strategic relationships with companies implementing promotional and other marketing services utilizing telephony, the Internet and wireless communication technologies.

      Net sales from continuing operations resulted from sales by the Company's new start-up operations TalkToGo and Imagine, both involved in the development and marketing of promotional programs to business customers. Subsequent to December 31, 1999 the Company exchanged its investment in these two companies for a 44% interest Enticent. Enticent is currently in the process of developing joint venture relationships with third parties and expects that these relationships will be the driving force behind future sales. The Company believes the gross profit percentage of approximately 27% realized on the initial sales in this market is indicative of gross profits that can be realized.

      Selling, general and administrative expenses for the year ended December 31, 1999 from continuing operations decreased by $702,056 (29%) to $1,762,275 from $2,464,331 reported in the similar period in 1998. This decline primarily resulted from the restructuring plan implemented in the later part of 1998 as well as cost reduction actions implemented in the fourth quarter of 1999. In addition, during 1999, the Company substantially reduced professional fees paid to accountants and attorneys that, in 1998, was the second largest component of general and administrative expenses after salaries.

      The loss from discontinued operations relating to the phone card business was $11,691,874 for the year ended December 31, 1999 compared to $24,365,356 for the prior year. The $12,673,482 decline primarily resulted from the fact that in 1999 the Company recorded $2,114,087 goodwill impairment, a decrease of $10,676,781 from that reported in 1998. Selling, general and administrative expenses related to the discontinued operations also declined in 1999 vs. 1998 as a result of the aforementioned restructuring plan. These declines in selling general and administrative expenses however were offset by higher costs of sales resulting in a negative gross margin in 1999.

      In January 1999, holders of $2,524,750 aggregate principal amount of debentures converted the debentures into 3,155,938 shares of common stock. In connection with the conversion, the Company incurred an extraordinary loss of $1,420,172 related to the difference between the market value of the shares on the conversion date ($3,944,922) as compared to the carrying value of the debt.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

      Because the Company's continuing operations only began in late 1999, restated 1998 and 1997 results of operations reflect no revenues or gross profits.

      General and administrative expenses for the year ended December 31, 1998 from continuing operations increased by 74(%) to $2,464,331 from $1,419,887 reported in 1997. This increase resulted from increased corporate activity as a result of mergers in 1998 with major increases in the areas of professional and investment banking fees and salaries.

      The loss from discontinued operations was $24,365,356 for the year ended December 31, 1998 compared to $23,729,345 for the prior year. While net sales in the year ended December 31, 1998 increase approximately 71% to $31,178,125 from that reported in the prior year, gross profit declined by 22% to $1,549,039 as a result of substantially increased cost of sales. The increased loss was also impacted by increased selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has incurred significant losses and negative earnings before interest, tax and depreciation and amortization during 1997, 1998 and 1999. In the second half of 1998, the Company implemented a restructuring plan in an effort to reduce administrative overhead costs and to improve the efficiency of its operations. Specific actions taken included the consolidation of facilities, including the closure of its Canadian operations and the termination of certain employment contracts. In addition, the Company negotiated the conversion of $6,574,750 of debt to equity. Notwithstanding these efforts, as of September 30, 1999, the Company had a substantial working capital deficit and its total liabilities exceeded its total assets by approximately $21 million. As a result of the Company's long history of losses in the prepaid phone card business, coupled with an increasingly competitive environment, the Company elected to exit the prepaid phone card business but continue its interactive marketing operations. To accomplish this, the Debtors filed voluntary petitions with the Court for the District of Delaware under Chapter 11 of the Bankruptcy Code on October 28,

1999. The Debtors intend to sell or liquidate the assets of the phone card operations with the proceeds of such sale or liquidation, to be distributed to the Debtors' creditors pursuant to a liquidating plan of reorganization

      At December 31, 1999, the Company, excluding the assets and liabilities relating to the Debtors, had cash and cash equivalents of $305,000 and a working capital deficit of $5 million. Subsequent to December 31, 1999, the Company continues to generate negative cash losses from operations. The Company's cash balance has declined to approximately $200,000 at April 10, 2000.

      At December 31, 1999 substantially all the Company's approximately $5 million in current liabilities relate to indebtedness incurred in connection with the discontinued phone card business. Because of contractual obligations, these liabilities are the obligations of the Company rather than the Debtors, and are due to less than 10 creditors. The Company is currently negotiating with those parties in an effort to settle the amounts due at less than the amount recorded on the balance sheet. The Company is attempting to settle these liabilities on favorable terms to the Company .

      The Company's ability to continue in operation and execute its new business plan is subject to various factors including, but not limited to, resolving its aforementioned outstanding liabilities, and raising additional capital. Management of the Company cannot presently predict the outcome of these matters and there can be no assurance that the Company will be successful in any of these endeavors.

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

      At December 31, 1999, the Company had net operating loss carryforwards ("NOLs") exceeding $39 million available to offset future taxable income.
Under Section 382 of the Internal Revenue Code of 1986, as amended, utilization of prior NOLs is limited after an ownership change, as defined in this section, to an amount equal to the value of the loss corporation's outstanding stock immediately before the date of the ownership change, multiplied by the federal long-term tax-exempt rate in effect during the month that the ownership change occurred. The Company is subject to limitations on the use of its NOLs as provided pursuant to Section 382. Accordingly, there can be no assurance that a significant amount of existing NOLs will be utilized by the Company.

YEAR 2000 COMPLIANCE

      The Company's review and preparedness programs for the Y2K concerns yielded favorable results. The Company experienced no problems with its computer programs or equipment. Additionally, third parties the Company relies on for day-to-day operations experienced no problems.

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

      (b)   Reports on Form 8-K.

            Current Report on Form 8-K, dated October 28, 1999, filed with the SEC on November 5, 1999, relating to certain subsidiaries of the Company filing voluntary protection under chapter 11 of title 11 of the United States Code in the United States Court for the District of Delaware.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.

Independent Auditors' Report                                                 F-1

Consolidated Balance Sheets at December 31, 1999 and 1998                    F-2

Consolidated Statements of Operations and Comprehensive Loss for the
Years ended December 31, 1999 and 1998                                       F-3

Consolidated Statements of Stockholders' Equity (Deficit) for the
Years ended December 31, 1999 and 1998                                       F-4

Consolidated Statements of Cash Flows for the Years ended
December 31, 1999 and 1998                                                   F-5

Notes to Consolidated Financial Statements                                   F-6

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Global Telecommunication Solutions, Inc:

We have audited the accompanying consolidated balance sheets of Global Telecommunication Solutions, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Telecommunication Solutions, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 1, on October 28, 1999 all but two of the Company's domestic subsidiaries applied for protection under Chapter 11 of the Bankruptcy Code pursuant to a Reorganization Plan that must be presented to the Court by May 25, 2000. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such consolidated financial statements do not purport to show a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or d) as to operations, the effect of any changes that may be made in its business.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant net working capital deficiency at December 31, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 WISS & COMPANY, LLP

March 20, 2000
Livingston, New Jersey

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                         DECEMBER 31,
                                                                                 ----------------------------
                                                                                     1999            1998
                                                                                 ------------    ------------

                                                 ASSETS
Current assets:
    Cash                                                                         $    305,400    $  1,604,166
    Restricted cash                                                                        --         300,000
    Accounts receivable, net                                                     $    242,826
    Other assets                                                                       44,635          35,000
                                                                                 ------------    ------------
         Total current assets                                                         592,861       1,939,166

Property and equipment, net                                                            54,737         324,322
Assets of liquidating subsidiaries                                                  3,705,832       7,753,840
                                                                                 ------------    ------------
                                                                                 $  4,353,430    $ 10,017,328
                                                                                 ============    ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                                             $  1,088,663    $    210,719
    Accrued license fee                                                             1,221,979         831,684
    Accrued earn-out to related party                                               1,200,000         634,085
    Other accrued expenses                                                            457,447         475,397
    Accrued settlements                                                               324,424         592,000
    Accrued claims                                                                    601,698         368,698
    Deferred revenues                                                                 101,854              --
    Convertible notes payable                                                              --       2,599,750
    Notes payable to related parties                                                       --         678,815
                                                                                 ------------    ------------
          Total current liabilities                                                 4,996,065       6,391,148

Other liabilities:
   Notes payable to related party                                                     628,815              --
   Liquidating subsidiaries' liabilities subject to compromise - third parties     23,716,888      17,957,691
                                                                                 ------------    ------------
                                                                                   29,341,768      24,348,839

Commitments and Contingencies

Stockholders' Equity (Deficit)
    Preferred stock - $.01 par value, authorized 1,000,000 shares;
         none issued and outstanding
    Common stock, $.01 par value, authorized 35,000,000 shares;
         issued and outstanding 14,727,882 and 11,321,034                             147,278         113,211
    Additional paid-in capital                                                     56,233,248      52,120,397
    Accumulated deficit                                                           (81,322,086)    (66,512,239)
    Deferred compensation                                                                  --          (6,102)
    Accumulated other comprehensive income                                             23,089          23,089
    Less: Treasury stock, 47,891 shares                                               (69,867)        (69,867)
                                                                                 ------------    ------------
            Total stockholders' equity (deficit)                                  (24,988,338)    (14,331,511)
                                                                                 ------------    ------------
                                                                                 $  4,353,430    $ 10,017,328
                                                                                 ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                   Year Ended
                                                                  December 31,
                                                          ----------------------------
                                                               1999            1998
                                                          ------------    ------------
Net sales                                                 $    306,963    $         --
Cost of sales (exclusive of depreciation)                      223,283              --
                                                          ------------    ------------

   Gross profit                                                 83,680              --
                                                          ------------    ------------

Selling, general and administrative expenses                 1,762,275       2,464,331
Depreciation and amortization                                   19,206          57,532
                                                          ------------    ------------

   Operating loss                                           (1,697,801)     (2,521,863)

Interest expense                                                    --      (1,682,577)
                                                          ------------    ------------

Loss from continuing operations                             (1,697,801)     (4,204,440)
Loss from discontinued operations                          (11,691,874)    (24,365,356)
                                                          ------------    ------------

   Loss before extraordinary item                          (13,389,675)    (28,569,796)
                                                          ------------    ------------

Extraordinary loss on conversion of debt                    (1,420,172)             --
                                                          ------------    ------------

Net loss                                                   (14,809,847)    (28,569,796)
                                                          ------------    ------------

Foreign currency translation adjustment                             --          11,734
                                                          ------------    ------------

Comprehensive loss                                        $(14,809,847)   $(28,558,062)
                                                          ============    ============

Basic and diluted loss per common share:
   Loss from continuing operations                        $       (.12)   $       (.65)
   Loss from discontinued operations                              (.82)          (3.76)
   Extraordinary loss on conversion of debt                       (.10)             --
                                                          ------------    ------------

Basic and diluted loss per common share                    $      (1.04)   $      (4.41)
                                                          ============    ============

Weighted average common shares outstanding
  - basic and diluted                                       14,305,064       6,483,659
                                                          ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                 Common stock
                                          ----------------------------     Additional
                                                                             paid-in     Accumulated       Deferred
                                             Shares          Amount          capital       deficit       compensation
                                          ------------    ------------    ------------   ------------    ------------
Balance at January 1, 1998                   5,084,870    $     50,848    $ 39,689,698   $(37,942,443)   $   (294,650)

Exercise of options                              1,000              10             386             --              --
Amortization of deferred
   compensation                                     --              --              --             --         487,148
Deferred compensation arising
   from issuance of warrants                        --              --         198,600             --        (198,600)
Issuance of common stock in
   connection with merger                      906,902           9,069       4,797,511             --              --
Issuance of warrants related to
   April 1998 pirvate placement                     --              --         658,927             --              --
Issuance of warrants and options                    --
   related to financing commitment                  --              --         792,000             --              --
Issuance of common stock related
   to October 1998 private placement         1,198,000          11,980       1,834,770             --              --
Issuance of warrants
   as compensation                                  --              --          78,345             --              --
Conversion of related party note
   payable to common stock                     813,008           8,130       1,051,870             --              --
Repurchased shares related to
   receivable from related party                    --              --              --             --              --
Conversion of December 1996 notes
   payable to common stock                   3,170,912          31,711       3,018,290             --              --
Issuance of common stock in
   exchange for warrants                       146,342           1,463              --             --              --
Foreign currency translation                        --              --              --             --              --
Net loss                                            --              --              --    (28,569,796)             --
                                          ------------    ------------    ------------   ------------    ------------

Balance at December 31, 1998                11,321,034    $    113,211    $ 52,120,397   $(66,512,239)   $     (6,102)
                                          ============    ============    ============   ============    ============

Exercise of options                              1,865              18           1,264
Amortization of deferred
  compensation                                                                                                  6,102
Conversion of convertible notes
   payable to common stock                   3,155,938          31,559       3,913,363
Conversion of trade debt to
  common stock                                  10,000             100           5,212
Issuance of stock options for
  financing fees                                    --              --          92,792
Issuance of stock options to sales
   representatives and brokers                      --              --           2,610
Conversion of trade debt to
  common stock                                 239,045           2,390          97,610
Net loss                                                                                  (14,809,847)
                                          ------------    ------------    ------------   ------------    ------------

Balance at December 31, 1999                14,727,882    $    147,278    $ 56,233,248   $(81,322,086)   $         --
                                          ============    ============    ============   ============    ============


                                           Accumulated
                                              other
                                          comprehensive   Treasury
                                             income         stock            Total
                                          -------------  ------------    ------------
Balance at January 1, 1998                $     11,355   $         --    $  1,514,808

Exercise of options                                 --             --             396
Amortization of deferred
   compensation                                     --             --         487,148
Deferred compensation arising
   from issuance of warrants                        --             --              --
Issuance of common stock in
   connection with merger                           --             --       4,806,580
Issuance of warrants related to
   April 1998 pirvate placement                     --             --         658,927
Issuance of warrants and options
   related to financing commitment                  --             --         792,000
Issuance of common stock related
   to October 1998 private placement                --             --       1,846,750
Issuance of warrants
   as compensation                                  --             --          78,345
Conversion of related party note
   payable to common stock                          --             --       1,060,000
Repurchased shares related to
   receivable from related party                    --        (69,867)        (69,867)
Conversion of December 1996 notes
   payable to common stock                          --             --       3,050,001
Issuance of common stock in
   exchange for warrants                            --             --           1,463
Foreign currency translation                    11,734             --          11,734
Net loss                                            --             --     (28,569,796)
                                          ------------   ------------    ------------

Balance at December 31, 1998              $     23,089   $    (69,867)   $(14,331,511)
                                          ============   ============    ============

Exercise of options                                                             1,282
Amortization of deferred
  compensation                                                                  6,102
Conversion of convertible notes
   payable to common stock                                                  3,944,922
Conversion of trade debt to
  common stock                                                                  5,312
Issuance of stock options for
  financing fees                                                               92,792
Issuance of stock options to sales
   representatives and brokers                                                  2,610
Conversion of trade debt to
  common stock                                                                100,000
Net loss                                                                  (14,809,847)
                                          ------------   ------------    ------------

Balance at December 31, 1999              $     23,089   $    (69,867)   $(24,988,338)
                                          ============   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Year ended
                                                                                      December 31,
                                                                              ----------------------------
                                                                                  1999            1998
                                                                              ------------    ------------
Cash flows from operating activities:
Net loss                                                                      $(14,809,847)   $(28,569,796)
Adjustment to reconcile net loss to net cash flows from operating activities:
    Loss from discontinued operations                                           11,691,874      24,365,356
    Depreciation and amortization                                                   19,206          57,532
    Provision for bad debts                                                         38,200              --
    Amortization of deferred compensation                                            6,102         487,148
    Amortization of unearned discount                                                   --         713,018
    Amortization of deferred financing charges                                       4,995       1,672,700
    Issuance of stock in exchange for warrants                                          --           1,463
    Issuance of warrants for services rendered                                          --          78,345
    Issuance of stock options for services                                          95,402              --
    Loss on debt conversion                                                      1,420,172              --
    Loss on disposal of fixed assets                                                41,291              --
Changes in operating assets and liabilities, net of effect of acquisitions:
    Accounts receivable                                                           (281,026)             --
    Other assets                                                                    (9,635)        (30,232)
    Accounts payable                                                               877,944         121,264
    Accrued license fees                                                           390,295         461,495
    Accrued note and earn-out to related party                                     515,915       1,312,900
    Accrued expenses, settlements and claims                                      (131,642)        (26,122)
    Deferred revenues                                                              101,854              --
                                                                              ------------    ------------
Cash used by continuing operating activities                                       (28,900)        645,071
Cash used by discontinued operating activities                                  (1,571,148)     (8,257,053)
                                                                              ------------    ------------
   Cash used by operating activities                                            (1,600,048)     (7,611,982)
                                                                              ------------    ------------

Cash flows from financing activities:
    Proceeds from bridge loan                                                           --       1,846,750
    Proceeds from exercise of options                                                1,282             396
    Payments on capital lease obligations                                               --         (95,298)
    Letter of credit                                                               300,000        (300,000)
    Payments of deferred finance fees                                                   --        (115,000)
                                                                              ------------    ------------
            Net cash provided by financing activities                              301,282       1,336,848
                                                                              ------------    ------------

            Effects of foreign currency translation on cash                             --          11,734
                                                                              ------------    ------------
               Net change in cash                                               (1,298,766)     (6,263,400)
Cash, beginning of year                                                          1,604,166       7,867,566
                                                                              ------------    ------------
Cash, end of year                                                             $    305,400       1,604,166
                                                                              ============    ============

Supplemental disclosures:
   Cash paid for interest                                                     $    231,866    $    212,249
                                                                              ============    ============
   Deferred finance fees relating to options and warrants                     $     11,838    $  1,450,927
                                                                              ============    ============
   Deferred compensation relating to options and warrants                     $         --    $    198,600
                                                                              ============    ============
   Conversion of convertible notes payable into common stock                  $  2,524,750    $  3,087,500
                                                                              ============    ============
   Conversion of trade debt into common stock                                 $    105,312
                                                                              ============    ============
   Conversion of note payable to related party into common stock              $         --    $  1,060,000
                                                                              ============    ============
   Issuance of stock options for financing fees                               $     92,792    $         --
                                                                              ============    ============
   Issuance of common stock in connection with acquisition                    $         --    $  4,806,580
                                                                              ============    ============
   Issuance of notes payable in connection with acquisition                   $         --    $  2,000,000
                                                                              ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(1) BUSINESS AND BASIS OF PRESENTATION

      Global Telecommunication Solutions, Inc. (the "Company") was incorporated on December 23, 1992 and historically, through its subsidiaries, has been engaged in the marketing and distribution of prepaid phone cards. As a result of the Company's subsidiaries' long history of losses in the prepaid phone card business, coupled with an increasingly competitive environment, the Company's Board of Directors in the third quarter of 1999 adopted a plan to discontinue and sell the prepaid phone card business. To facilitate the possible sale of the phone card assets, certain of the Company's subsidiaries have filed voluntary petitions with the U.S. Bankruptcy Court for the District of Delaware ("Court") under Chapter 11 of the U.S. Bankruptcy Code on October 28, 1999. The subsidiaries of the Company that filed for Court protection are Global Link Telecom Corporation, GTS Holding Corp., Inc., TelTime, Inc., Network Services System, Inc., Network Services System, L.P., GTS Marketing, Inc., Global Telecommunication Solutions, L.P., Networks Around the World, Inc. and Centerpiece Communications, Inc. (collectively the "Debtors").

      The Company's financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization ("SOP 90-7.")" The Debtors have been operating their business as debtors-in-possession subject to the jurisdiction of the Court.

      As a result of the Company's decision to sell its phone card business and the subsequent voluntary filing by the Debtors under Chapter 11 of the U.S. Bankruptcy Code, the operations of that business are presented herein as discontinued operations and the assets and liabilities of the Debtors have been aggregated in the accompanying balance sheets.

      The Company, which is not in bankruptcy, intends to focus on developing, operating, and entering into strategic relationships with companies to implement promotional and other direct marketing services utilizing telephony, the Internet and wireless communication technologies.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. Investments in 20 percent to 50 percent-owned affiliates are accounted for on the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

      ESTIMATES AND UNCERTAINTEES

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenue and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results, as determined at a later date, could differ from those estimates.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of accounts receivable, accounts payable and other liabilities of the entities not in bankruptcy approximate fair value because of the short maturities of these amounts. The fair value of the Debtors' assets and liabilities subject to settlement are not presently determinable as a result of the Chapter 11 proceedings.

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

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

      CASH AND RESTRICTED CASH

      Cash consists of highly liquid investments with an original maturity date of three months or less. Restricted cash at December 31, 1998 consisted of a deposit to secure a $300,000 letter of credit required under a carrier arrangement.

      CONCENTRATION OF CREDIT RISK

      Financial instruments that potentially subject the Company and the Debtors to concentration of credit risk consist primarily of cash and unsecured trade receivables. The Company and the Debtors therein maintains cash balances in financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000 each.

The Company and the Debtors periodically review their trade receivables and establish anb allowance for uncollectible accounts. Management feels the credit risk beyond the established allowance is limited.


      REVENUE AND COST RECOGNITION

      Substantially all the prepaid phone cards sold are non-refundable and have expiration dates ranging from twelve to eighteen months after issuance or six to twelve months after last use. The Company records the net sales price as deferred revenue when cards are sold and recognizes revenue as the ultimate consumer utilizes calling time, or in the case of promotional phone card programs, during the period the program is executed. Deferred revenue relating to unused calling time remaining at each card's expiration is recognized as revenue upon the expiration of such card.

      The primary costs of its prepaid phone cards include the cost of long distance carrier services, regulatory fees and the design, production and packaging of the cards. Costs are expensed as incurred, except the costs of design and production of the card, which are included in inventory and are expensed when the related revenue is recognized.

      INVENTORY

      Debtors inventory consists of phone card production and packaging costs and is stated at the lower of cost or market, with cost determined using the average cost method.

      GOODWILL

      Goodwill represents the unamortized excess of the cost over the fair values of the net assets acquired in acquisitions. Amortization expense has historically been computed using the straight-line method over 15 years.

      The Company's policy is to evaluate the recoverability of goodwill based on forecasted undiscounted cash flows from operations. Goodwill is assessed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are measured as the amount by which the carrying amount of goodwill exceeds its fair value. When impairment is indicated, such assets are written down to estimated fair value.

      PROPERTY AND EQUIPMENT

      Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Expenditures for maintenance and repairs are charged to operations as incurred.

      The estimated useful lives used in computing depreciation of property and equipment are as follows:

            Furniture and fixtures                      5 years
            Switching equipment                         5 years
            Computers and office equipment              3 years

      Assets held under capital leases and leasehold improvements are amortized over the lives of the respective leases or the useful life of the asset, whichever is shorter.

      The property and equipment of the Debtors is included in assets of liquidating subsidiaries and related deprecation and amortization expense is included in loss from discontinued operations.

      COMPUTER SOFTWARE

      Cost related to internal development or purchased software are capitalized and amortized on a straight-line basis over their estimated useful life.

      INCOME TAXES

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce the deferred tax asset to the amount expected to be realized.

      NET LOSS PER SHARE

      Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Basic and diluted net loss per share for 1999 and 1998 were the same because potential common shares of 3,863,328 and 4,629,852, respectively, were not included in the calculation of the net loss per share since their inclusion would be anti-dilutive.

      STOCK-BASED COMPENSATION

      The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for options granted by the Company is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

      RECLASSIFICATIONS

      Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

(3) GOING CONCERN

      At December 31, 1999, the Company, excluding the assets and liabilities relating to the Debtors, had cash of $305,400 and a working capital deficit of $5 million. Subsequent to December 31, 1999, the Company continues to generate negative cash losses from operations.

      At December 31, 1999 substantially all the Company's current liabilities relate to indebtedness incurred in connection with the discontinued phone card business. These liabilities were incurred by the Company rather than the Debtors, and are due to less than 10 entities. The Company is currently negotiating with the various parties in an effort to reach settlements regarding the amounts due. The Company is attempting to settle these liabilities on favorable terms to the Company.

      The Company's ability to continue in operation and execute its new business plan is subject to various factors including, but not limited to, resolving its aforementioned outstanding liabilities, and raising additional capital. Management of the Company cannot presently predict the outcome of these matters and there can be no assurance that the Company will be successful in any of these endeavors.

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

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(4) DISCONTINUED OPERATIONS AND SUBSIDIARY CHAPTER 11 FILINGS

      In accordance with SOP 90-7, balance sheets and statements of operations for the Debtors are presented below:

                                                     Statement of Operations
                                                           Year Ended
                                                          December 31,
                                                          ------------

                                                       1999            1998
                                                       ----            ----
Net sales                                          $ 33,141,377    $ 31,178,125
Cost of sales                                        34,887,896      29,629,086
                                                   ------------    ------------
Gross profit                                         (1,746,519)      1,549,039
Selling, general and administrative expense           5,679,632       8,730,658
Depreciation and amortization                         1,846,492       1,856,806
Restructuring charge                                         --       1,091,436
Goodwill impairment                                   2,144,087      12,820,868
                                                   ------------    ------------
Operating loss                                      (11,416,730)    (22,950,729)
Interest income                                          28,560          94,617
Interest expense                                       (303,704)     (1,509,244)
                                                   ------------    ------------
Net loss from discontinued operations              $(11,691,874)   $(24,365,356)
                                                   ============    ============


                                                           Balance Sheets
                                                            December 31,
                                                     ---------------------------
                                                        1999            1998
                                                        ----            ----
Current Assets:

   Cash                                              $   594,143     $        --
   Accounts receivable, net                            1,102,229       3,234,106
   Inventory                                             251,776         436,883
   Other assets                                            --             68,929
                                                     -----------     -----------
Total current assets                                   1,948,148       3,739,918
Goodwill, net                                                          1,952,000
Property and equipment, net                            1,707,684       1,901,080
Other assets, net                                         50,000         160,842
                                                     -----------     -----------
Total assets of liquidating subsidiaries             $ 3,705,832     $ 7,753,840
                                                     ===========     ===========
Pre-petition current liabilities:
   Accounts payable                                  $ 8,638,408     $ 4,969,556
   Accrued regulatory fees                             5,836,021       2,749,223
   Other accrued expenses                                430,967       1,412,788
   Deferred revenues                                   1,963,797       3,160,958
   Estimated sales tax liability                       5,429,514       5,665,166
   Notes payable to related party                        110,000           --
                                                     -----------     -----------
                                                      22,408,707      17,957,691
Post-petition liabilities (Administrative Claims)      1,308,181           --
                                                     -----------     -----------
Total liquidating subsidiaries'
liabilities subject to compromise-third
parties                                              $23,716,888     $17,957,691
                                                     ===========     ===========

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

      1999 RESTRUCTURING

      In September 1999, the Company's Board of Directors adopted a plan to discontinue the operations of the phone card business and to seek an acquirer of that business. As a result of the substantial liabilities associated with that business, a decision was made resulting in the Debtors filing voluntary petitions with the Court for the District of Delaware under Chapter 11 of the U.S. Bankruptcy Code on October 28, 1999. In making these filings, the Debtors indicated to the Court that a purchaser for the assets of the Debtors was being sought, but that failing that, the businesses would be liquidated rather than reorganized. On January 31, 2000, the Debtors entered into an agreement to sell substantially all of their assets to J D Services, Inc., a prepaid phone card provider located in Salt Lake City, Utah ("J D Services"). Having the approval of the United States Court for the District of Delaware, this sale is expected to be complete in April 2000.

      As a result of the decision to discontinue the phone card operation, the results of operations of the phone card business have been segregated from continuing operations and reported as a separate line item on the statement of operations. The Company has restated the prior period financial statements included herein to present the operating results of the phone card business as a discontinued operation.

      The net assets associated with the phone card business have been segregated in the accompanying balance sheets. Intangible assets related to the business of approximately $2 million have been written off and have been included in the loss from discontinued operations. The liabilities associated with the phone card business have been segregated in the accompanying balance sheet as "Liquidating subsidiaries' liabilities subject to compromise-third parties." Included in that amount is approximately $270,587 in secured debt payable with the remaining balance being unsecured liabilities due trade creditors and vendors, estimated sales tax liabilities payable and other regulatory fees, deferred revenue related to outstanding phone cards and the estimated liability to various payphone owners as dial around compensation. At December 31, 1999 debts incurred by the Debtors subsequent to the bankruptcy filing ("Administrative Claims"), in the amount of $1,308,181 are included in "Liquidating subsidiaries' liabilities subject to compromise-third party."

      Under federal bankruptcy laws, Administrative Claims have priority over pre-petition liabilities. Therefore, no provision for estimated losses to be incurred during the period of liquidation or sale has been made since it is currently anticipated that to the extent additional liabilities and/or losses are incurred, the value of the assets available to settle subsidiary liabilities subject to compromise will be reduced.

      At December 31, 1999, the Company's investment in and receivables from the Debtors was approximately $22.1 million. The Company does not anticipate receiving any substantial proceeds from the Debtors' estate. Accordingly, neither the receivable due from the Debtors nor the payable due to the Company as a liability subject to compromise has been reflected in the accompanying balance sheet.

      1998 RESTRUCTURING

      During the year ended December 31, 1998, the Company recorded a $1,091,436 restructuring charge related to the closing of its Canadian subsidiary, costs associated with consolidating the Company's operations and the modification of employment agreements with three of the Company's executive officers. The Company closed its Canadian subsidiary to focus on selling its products domestically. The Company consolidated its operations from five to two locations with the intent of reducing operating expenses, including salaries and benefits, by eliminating duplicate positions at the various locations. As part of this consolidation, three executives' employment agreements were amended, which included the termination of their employment. The components of the charge, which is classified as a separate line item in the operating results from the discontinued operations for the year ended December 31, 1998 are as follows:

      Canadian subsidiary closing costs                 $   65,111
      Consolidation costs                                  445,111
      Compensation related to amendments to
        executive employment agreements                    581,214
                                                        ----------
                                                        $1,091,436
                                                        ==========

      Costs associated with the closure of the Canadian subsidiary primarily related to severance costs associated with employees terminated. Total revenues and net income associated with the Canadian subsidiary were not material to the

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

results of operations. Costs associated with consolidating the Company's operations included severance costs of $26,878 associated with employees terminated. Incremental operating costs of $95,000 associated with closing the Company's call center and lease termination costs of $97,236 associated with moving the Company's corporate offices. In addition, fixed assets net of salvage costs of $225,995 were disposed of in conjunction with the Company's consolidation. The activities incorporated in the restructuring were completed by December 31, 1998. At December 31, 1999 $67,613 is included in accrued expenses in the Debtors balance sheet.

(5) ACQUISITIONS AND GOODWILL RELATING TO DISCONTINUED PHONE CARD BUSINESS

      ACQUISITIONS

      On February 6, 1998 ("Merger Date"), the Company acquired, through a merger, all of the outstanding capital stock of Networks Around the World, Inc. ("NATW"), for a purchase price comprised of (i) $2,000,000 in cash, (ii) an aggregate of 505,618 shares of common stock and (iii) $1,000,000 aggregate principal amount of promissory notes ("NATW Notes"), secured by substantially all of the assets of NATW. In addition, the Company was required to pay an Earn Out to $2,000,000 (the "Earn Out") in additional consideration to Randy Cherkas, the Company's former President and a former shareholder of NATW, if certain sales and financial objectives are achieved. Accordingly, upon occurrence of such events the additional consideration will increase goodwill. For the year ended December 31, 1999 and 1998, $702,455 and $838,900 respectively of the Earn Out has been recorded as additional consideration. In April 1998, the former shareholders agreed to defer payment of an aggregate of $1,000,000 of NATW Notes and Earn Out from 1998 to January 1999. In December 1998, the former shareholders of NATW preliminarily agreed to convert the NATW Notes into common stock. The conversion of the NATW Notes into 769,750 share of Common Stock occurred in March 2000 after deducting from the NATW Notes $376,185, which represents a reimbursement to the Company of amounts due it under an indemnity contained in the merger agreement (see below). From the consummation of the NATW merger in February 1998 through the date of the Assignment Agreement, the Company has paid Mr. Cherkas $341,355 of the aggregate amount of $1,541,355 owed to him during that period under the Earn Out. The remaining balance due Mr. Cherkas under the Earn Out is now payable to him in accordance with the Assignment Agreement (See "Subsequent Events").

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

      Each of the mergers was accounted for as a purchase. Accordingly, the assets and liabilities were recorded at their estimated fair value at the date of the mergers and the operating results of NATW and CCI were included in the consolidated statement of operations from the Merger Date. The aggregate purchase price paid for CCI and NATW was $5,019,590 and $8,089,410 respectively, including the Earn Out related to the NATW transaction, substantially of which was recorded as goodwill.

      Pursuant to the respective merger agreements, the Company and the former shareholders of NATW and CCI agreed to share certain costs related to any underlying carrier's failure to provide telecommunications services to phone cards purchased by NATW and CCI prior to the mergers. In February 1998, Access Telecom, Inc. ("Access"), a primary provider of telecommunications services to NATW and CCI prior to and after the respective mergers, ceased providing such services to the prepaid phone cards that it had sold to each of NATW and CCI, despite receiving payment for substantially all of the phone cards. The cost to the Company of providing telecommunications services related to such cards aggregated $1,761,097. Of this cost, $376,185 and $298,364 of the costs have been allocated to the former shareholders pursuant to indemnification arrangements.

      In addition to the $1,761,097 indicated above, the Company paid Access $350,000 for cards purchased subsequent to the Merger Date for which it received no services. Additionally, the Company spent approximately $200,000 to print cards that could only be used on Access's platform and, therefore, were of no use to the Company. Accordingly, the total estimated aggregate carrier default of $550,000 was recorded in cost of goods sold by the discounted operations during the year ended December 31, 1998.

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

          Pursuant to the respective merger agreements, the purchase price was adjusted subsequent to the Merger Date by an amount equal to cash of the acquired company plus the net realizable value of accounts receivable of the acquired company minus current liabilities of the acquired company as of the Merger Date. In November 1998, the Company and the former shareholder of CCI reached a settlement on the amount due to the Company related to Access. Pursuant to the terms of the merger agreement, the former shareholder contributed back to the Company 47,891 shares of common stock issued as part of the merger consideration with a fair market value of $69,867 in consideration of $298,364 that he owed to the Company. The loss on the settlement of $228,497 was recorded as a selling, general, and administrative expense in the Debtors statement of operations for the year ended December 31, 1998.

      GOODWILL

      The Company has experienced significant net losses and negative cash flow from operations subsequent to mergers in 1996 and 1998 culminating in the Company's decision in the third quarter of 1999 to exit the phone card business. In the third quarter of 1999 and fourth quarter of 1998, the Company reviewed the recoverability of the carrying amount of the goodwill that had arisen related to the mergers. In accordance with the Company's accounting policy, this review encompassed the preparation and review of projections of undiscounted cash flows. This review resulted in the conclusion that impairment losses of $2,144,087 and $12,820,868 should be recognized to reduce goodwill to its estimated fair value at December 31, 1999 and 1998 respectively. The following table summarizes changes in the net book value of goodwill during 1999 and 1998.

Balance at December 31, 1997                                       $  3,516,344
Goodwill recorded in connection with NATW and CCI mergers            12,218,740
1998 amortization expense                                              (962,216)
Impairment charge                                                   (12,820,868)
                                                                   ------------
Balance at December 31, 1998                                          1,952,000
Additional earn-out recorded as goodwill                                702,459
1999 amortization expense                                              (510,372)
Impairment charge                                                    (2,144,087)
                                                                   ------------
Balance at December 31, 1999                                       $       --
                                                                   ============

      Goodwill is included in assets of liquidating subsidiaries and the related amortization expense and impairment charge is included in the loss from discontinued operations.

(6) DEBT OBLIGATIONS

      APRIL 1998 NOTES

      In April 1998, the Company completed a private placement (the "April 1998 Private Placement") pursuant to which it received net proceeds of approximately $1,135,000 through the sale of $1,250,000 convertible subordinated promissory notes ("April 1998 Notes") and warrants to purchase 178,573 shares of common stock ("April 1998 Warrants"). The April 1998 Warrants are exercisable through April 2001 at an initial exercise price of $7.00 per share. The estimated fair market value of these warrants of $658,927, along with expenses associated with the April 1998 Private Placement of $115,000, were recorded as deferred financing costs and were amortized to interest expense over the term of the April 1998 Notes. The April 1998 accrued interest at the rate of 10% per annum and was payable on the earlier of January 15, 1999 or the date of the closing of a Qualified Private Placement. The holders had the right at any time to convert all or any portion of the April 1998 Notes into the number of shares of common stock determined by dividing the unpaid amount of the April 1998 Notes by the Conversion Price. In October 1998, the notes were repaid with the proceeds from the October 1998 Private Placement and all remaining deferred financing costs were expensed.

      DECEMBER 1996 NOTES

      In December 1996, the Company completed a private placement (the "December 1996 Private Placement") from which the Company derived proceeds of $3,000,000 through the sale of $3,000,000 of promissory notes and warrants to purchase 1,000,000 shares of common stock. Based on negotiations with the note holders in 1998, the notes were payable as follows: $400,000 was due and payable on the earlier of November 27, 1998 or the date on which the Company

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

undergoes a change in control; $2,600,000 was due on the earlier of January 15, 1999 or the date on which the Company undergoes a change of control. If the notes were not paid upon maturity, the outstanding principal was to begin to accrue interest at the rate of 12% per annum and the principal and accrued interest was to become convertible into common stock, at the option of the holders. In addition, the Company issued $50,000 of notes, which matured in November 1998, and warrants to purchase 16,667 shares of common stock in payment of certain legal fees associated with the December 1996 Private Placement. The estimated fair market value of the warrants of $1,542,044, as determined by independent appraisal, was recorded as a discount and is being amortized over the term of the notes. During the years ended December 31, 1998 and 1997, $713,018 and $771,022 of the discount was amortized to interest expense. In December 1998, the notes were converted into 3,170,912 shares of common stock

      CONVERTIBLE NOTES PAYABLE

      In connection with the acquisition of Global Link Telecom Corporation ("Global Link") on February 29, 1996. the Company assumed $2,800,000 aggregate principal amount of convertible debentures ("Convertible Debentures") of which $1,400,000 were due and payable on June 23, 1999 and $1,400,000 were due and payable on September 14, 1999. The Convertible Debentures were secured by a first lien on all assets of the Company. The Convertible Debentures bore interest at 6% per annum, payable on May 31st and November 30th of each year. At the option of the holders, the Convertible Debentures were immediately due and payable upon a change in control of Global Link. The principal amount of the convertible debentures was convertible at the option of the holders at any time into shares of common stock at a conversion price of $9.264 per share. . During the year ended December 31, 1997, $200,250 of the debentures were converted into 21,615 shares of common stock. In January 1999, holders of $2,524,750 aggregate principal amount of debentures converted the debentures into 3,155,938 shares of common stock. The remaining balance of the convertible debentures was paid in December 1999.

      NOTES PAYABLE TO RELATED PARTIES

      In December 1998, the former shareholders of NATW preliminarily agreed to offset the amounts due to the Company related to Access against the $1,000,000 of NATW Notes payable owed to the former shareholders of NATW, and to subsequently convert the net amount due under the NATW Notes into common stock at a conversion rate of $. 80 per share. In March 2000, after giving effect to the Access settlement with the NATW note holders in the amount of $376,185, the NATW Notes were converted in 769,750 shares of Common Stock with the remaining balance of $110,000 (including accrued interest) payable in April 2000 by the Debtors. At December 31, 1999 the $628,815 (including interest) is shown as a long-term liability of the Company and the $110,000 is included in the Debtors' liabilities as notes payable to related party.

(7) STOCKHOLDERS' EQUITY

      JANUARY 1999 DEBT CONVERSION

      In December 1998, the Company offered the holders of $2,599,750 aggregate principal amount of debentures the opportunity to convert the debentures into shares of common stock at a conversion rate of $.80 per share. In January 1999, holders of $2,524,750 aggregate principal amount of debentures accepted the offer and converted the debentures into 3,155,938 shares of common stock. In connection with the conversion, the Company incurred an extraordinary loss of $1,420,172 related to the difference between the market value of the shares issued on the closing date and the conversion value. In January 1999, holders of $2,524,750 aggregate principal amount of debentures converted the debentures into 3,155,938 shares of common stock. The remaining balance of the convertible debentures was paid in December 1999.

      DECEMBER 1998 DEBT CONVERSION

      In December 1998, holders of $3,050,000 principal amount of promissory notes converted their notes into an aggregate 3,170,912 shares of common stock. Certain of the note holders also exchanged 666,667 common stock purchase warrants for an aggregate of 146,342 shares of common stock. Further, certain note holders forgave interest of $14,000 due on the notes.

      NOVEMBER 1998 DEBT CONVERSION

      In November 1998, J. Mark Rubenstein resigned as a director and officer of the Company. Mr. Rubenstein was the former shareholder of CCI who joined the Company in February 1998 when CCI merged with the Company. In connection with his departure from the Company, Mr. Rubenstein sold to certain investors, including Shelly Finkel, Chairman of the

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Board of the Company, Michael Hoppman, former Chief Financial Officer of the Company and Barry Rubenstein, a stockholder (the "Investors") an aggregate of 353,393 shares of common stock and the $1,000,000 CCI Note for an aggregate purchase price of $575,000.

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

      DEFERRED COMPENSATION

      In January 1998, the Company entered into a one-year consulting agreement with JEB Partners, pursuant to which JEB Partners agreed to provide investor relations consulting services to the Company. In consideration for providing such services, the Company agreed to issue JEB Partners warrants to purchase 60,000 shares of common stock. The estimated fair value of these options of $198,600 was initially recorded as deferred compensation. Expense related to this agreement of $6,102 and $192,498 was recorded during the years ended December 31, 1999 and 1998. The value of these warrants was fully expensed as of December 31, 1998.

      In July 1997, the Company issued five-year warrants to an investment bank to purchase 100,000 shares of common stock in consideration for a one-year consulting agreement. The estimated fair value of these warrants of $350,000 was recorded as deferred compensation and the Company has recorded expense related to this agreement of $204,165. The value of these warrants was fully expensed as of December 31, 1998.

      In January 1997, the Company extended its consulting agreements with two of its stockholders, pursuant to which the stockholders provided consulting services to the Company for a two-year period ending December 1998. In consideration for these services, the Company issued options to purchase 50,000 shares of common stock. The estimated fair market value of these options of $151,648 was recorded as deferred compensation. The value of these options was fully expensed as of December 31, 1998.

      In January 1996, the Company issued five-year warrants to an underwriter and/or its designees to purchase an aggregate of 66,667 shares of common stock in consideration for consulting services. The estimated fair market value of these warrants of $400,000 was recorded as deferred compensation. The value of these warrants was fully expensed as of December 31, 1998.

      In April and October 1995, the Company issued five-year warrants to designees of the underwriter to purchase an aggregate of 33,334 shares of common stock in consideration for providing the Company the right of first refusal to pursue any prospective acquisition target in the phone card industry that the underwriter identified through February 1998. The estimated fair market value of these warrants of $117,000 was recorded as deferred compensation. The value of these warrants was fully expensed as of December 31, 1998.

(8) INCOME TAXES

      The Company had no current federal or state income tax liability for the years ended December 31, 1999 and 1998 due to the net losses recorded for those periods.

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

      The actual income tax expense differs from the "expected" tax benefit for 1999 and 1998, computed by applying the U.S. federal corporate tax rate of 34 percent to loss before income taxes, as follows:

                                                                     1999           1998
                                                                     ----           ----
Computed "expected" tax benefit                                   $(5,035,348)   $(9,713,730)
Non-deductible impairment of goodwill                                 728,990      4,378,147
Increase in valuation allowance (net of effect of acquisitions)     4,719,553      6,132,601
State tax benefit                                                    (413,195)      (797,018)
                                                                  -----------    -----------
                                                                  $      --      $      --
                                                                  ===========    ===========

      The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 is as follows:

                                                       1999            1998
                                                       ----            ----
Deferred tax assets:
Benefit of net operating loss carryforward         $ 14,326,722    $  9,810,499
Depreciation                                            269,818         288,164
Capital loss carryforward                               116,620         116,620
Allowance for uncollectible accounts receivable         161,405         144,318
Deferred revenue                                        759,953       1,262,487
Deferred compensation                                   476,203         473,947
Sales and excise tax liability                        2,005,242       1,692,164
Other accruals                                        1,249,660       1,509,262
Less: valuation allowance                           (19,351,661)    (15,286,192)
                                                   ------------    ------------
   Net deferred tax asset                                13,962          11,269
Deferred tax liabilities:
   Deferred costs                                       (13,962)        (11,269)
                                                   ------------    -------------
Net deferred income taxes                          $         --    $         --
                                                   ============    ============

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not some portion or the entire deferred tax asset will be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences or net operating loss carryforwards become deductible. Management considers scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies which can be implemented by the Company in making this assessment. Based upon the Company's historical operating losses and scheduled reversal of deferred tax liabilities, the Company has established a valuation allowance of $19,351,661 at December 31, 1999. At December 31, 1999, the Company had net operating loss carryforwards ("NOLs") aggregating approximately $38,900,000 expiring in years 2007 through 2019. Under Section 382 of the Internal Revenue Code of 1986, as amended, utilization of prior NOL's is limited after an ownership change, as defined in such Section 382, to an amount equal to the value of the loss corporation's outstanding stock immediately before the date of the ownership change, multiplied by the federal long-term tax exempt rate in effect during the month that the ownership change occurred. As a result of the Global Link merger and equity and financing transactions, the Company is subject to limitations on the use of its NOL's as provided under Section 382. Accordingly, there can be no assurance that a significant amount of existing NOL's will be available to the Company.

(9) STOCK OPTIONS

      1994 PLAN

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

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

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

      In December 1999, the Board of Directors authorized the cancellation of 294,633 stock options issued prior to August 1999 ("Original Option") held by non-executive employees of the Company whose employment with the Company had or will terminate as a result of the sales of the Debtors' assets to J D Services. Concurrently, the Board of Directors authorized the issuance to these employees an aggregate of 185,934 vested stock options which represents the number of Original Options that would have vested as of March 1, 2000. The option price for these stock options is the same price as the Original Option however these options do not terminate within three months of the employee leaving the employment of the Company but rather on February 28, 2005.

      A summary of activity under the 1994 Plan is as follows:

                                                                Weighted Average
                                              Number of Shares   Exercise Price
                                              ----------------   --------------
Outstanding at January 1, 1998                    387,856          $   5.37
Granted                                           958,511              2.32
Canceled                                          (97,538)             4.95
Exercised                                          (1,000)              .41
                                                ---------          --------
Outstanding at December 31, 1998                1,247,829              3.94
Granted                                           531,034               .77
Canceled                                         (780,630)             1.16
Exercised                                          (1,865)              .69
                                                ---------          --------
Outstanding at December 31, 1999                  996,368          $   3.29
                                                =========          ========

      At December 31, 1999, 658,068 options were exercisable and 503,632 options to purchase shares were available for future grant.

      NON-PLAN OPTIONS

      In exchange for their personally guarantying a $500,000 debt financing obtained by the Debtors in June 1999, the Company issued 100,000 options to purchase common stock to each of Messrs. Eli Oxenhorn and Barry Rubenstein, a principal shareholder of the Company, and Mr. Shelly Finkel, Chairman and a principal shareholder of the Company. The exercise price is $.5625, the fair market value of the common stock at the date of grant of the option, and the options expire June 17, 2004. The value of the options, calculated using the Black-Scholes option-pricing model, of $92,792 was charged to additional paid in capital the year ended December 31, 1999.

      In connection with his employment as the Company's Chief Financial Officer, in June 1999, Mr. Lee R. Montellaro was granted an option to acquire 320,000 shares of common stock. The options vest 120,000 shares at December 1, 1999, 120,000 shares at June 1, 2000, 40,000 shares June 1, 2001 and 40,000 shares June 1, 2002 and the exercise prices are $.75, $1.25, $1.75 and $2.00 respectively. In December 1999, Mr. Montellaro was granted another option, vesting April 3, 2000, to acquire 200,000 shares of common stock at an option price of $.25, a price higher than the fair market value of the common stock at the date of the grant of the option. The options expire five years from date of vesting.

      During the year ended December 31, 1999 the Company granted non-qualified options to various sales representatives and brokers of the Debtors to purchase an aggregate of 64,000 shares of common stock at exercise prices ranging from $.14 to $.75, the fair market value of the common stock at the date of grant of the option. The options vest at various dates and expire five years from date of vesting. The value of those options, calculated using the Black-Scholes option-pricing model, of $2,610 was charged to additional paid in capital in the year ended December 31, 1999. At December 31, 1999, 8,500 of these options were exercisable. Also in 1999, previously issued 1994 Plan vested options to acquire 20,000 shares of common stock at exercise prices ranging from $7.88 to $15.00 where converted to nonqualified options because their expiration dates had been previously extended through 2004.

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

      In December 1999, the Board of Directors authorized the cancellation of 15,000 Original Options, that were not issue under the 1994 Plan, held by non-executive employees of the Company whose employment with the Company had or will terminate as a result of the sales of the Debtors' assets to J D Services. Concurrently, the Board of Directors authorized the issuance to these employees and aggregate of 10,000 vested stock options which represents the number of Original Options that would have vested as of March 1, 2000. The option price for these stock options is the same price as the Original Option however these options do not terminate within three months of the employee leaving the employment of the Company but rather on February 28, 2005.

      In connection with the financing commitment entered into in April 1998, the Company granted 50,000 options to each of Messrs. Barry Rubenstein, a shareholder of the Company, and Eli Oxenhorn as consideration for introducing the investor to the Company. These options are exercisable until April 2003 and have an exercise price of $7.13 per share.

      In January 1998, in connection with a consulting agreement with JEB Partners, the Company granted options to purchase 60,000 shares of common stock at an exercise price of $6.13. The options were immediately exercisable and expire five years from the date of grant.

      During the year ended December 31, 1998, previously issued 1994 Plan options to acquire 72,000 shares of common stock at exercise prices ranging from $1.00 to $2.25 where converted to nonqualified options because their expiration dates had been extended through 2005. At December 31, 1999, 46,000 of these options were exercisable.

      During the year ended December 31, 1997, the Company granted non-qualified options to employees and officers of the Company to purchase an aggregate of 355,000 shares of common stock at exercise prices ranging from $6.44 to $6.56. The options vest at various dates and expire five years from date of vesting. During the years ended December 31, 1999 and 1998, 15,000 and 40,000 of these options were respectively canceled and accordingly 300,000 options remain outstanding. At December 31, 1999, 291,667 of these options were exercisable.

      In July 1997, in connection with the Company's public stock offering the Company granted to the representative of the underwriters an option to purchase 250,000 shares of common stock at an exercise price of $9.08 per share. The option is exercisable commencing July 1998 for a period of four years.

      In 1996, in connection with the Global Link merger, options and warrants to purchase 145,000 shares of common stock of Global Link were converted into options to purchase an aggregate of 36,645 shares of the Company's common stock at exercise prices ranging from $.40 to $7.92. A total of 1,865 and 1,000 of these options were exercised during the years ended December 31, 1999 and 1998, respectively. In January 1998 certain of these options were repriced to $6.56, the then fair value of the Company's common stock. The remaining balance of these options expired in April 1999.

      In February 1996, the Company granted nonqualified options to purchase an aggregate of 58,334 shares of common stock at an exercise price of $18.38 per share to officers of the Company. During the year ended December 31, 1997, 41,667 of these options were canceled. The options vest in three annual installments commencing in February 1997 and will remain exercisable for a period of five years from the date of vesting. In January 1998, these options were repriced to $6.56, the then fair value of the Company's common stock.

      In April 1995, the Board of Directors granted to certain consultants nonqualified stock options to purchase an aggregate of 2,500 shares of common stock at an exercise price of $16.50 per share. Such options were immediately exercisable and expire five years from the date of grant.

      In March 1995, the Company granted non-qualified options to purchase 33,334 shares of common stock at an exercise price of $15.00 per share to a former officer of the Company. The options vest 33 1/3% per annum commencing March 20, 1996 and will remain exercisable for a period of five years from the date of vesting. At December 31, 1999 all these options were exercisable.

      In October 1994, the Board of Directors granted to certain officers and/or directors immediately exercisable ten-year options to purchase 25,000 shares of common stock at an exercise price of $9.99 per share. In January 1998, certain of these options were repriced to $6.56, the then fair value of the Company's common stock.

      At December 31, 1999, 1,781,003 non-plan options were outstanding and 1,283,670 options were exercisable

      STOCK OPTION RE-PRICING

      In January 1998, the Company reduced the exercise price of 196,683 outstanding options to purchase common stock from exercise prices ranging from $7.88 to $18.38, to the then fair market value of the common stock of $6.56.

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         SUMMARIZED INFORMATION FOR 1994 PLAN AND NON-PLAN STOCK OPTIONS
                              AT DECEMBER 31, 1999

                                                 Outstanding                             Exercisable
                              ---------------------------------------------------  -------------------------
                                            Weighted Average      Weighted
                              Number of        Remaining           Average         Number of
Exercisable Price Range        Shares       Contractual Life    Exercise Price      Shares        Average Price
-----------------------       ---------     ----------------    --------------     ---------      -------------
    $  .14 to $ 6.00           1,628,882      4.97 years          $  .81            834,218         $ 1.58
    $ 6.00 to $10.00           1,044,309      6.40                $ 7.17            998,340         $ 7.50
    $10.01 and over              104,180      7.96                $14.92            104,180         $14.92
                               ---------      ----                ------          ---------         ------
                               2,777,371      5.62                $ 3.73          1,936,738         $ 5.35
                               =========      ====                ======          =========         ======

      As of December 31, 1999, the Company has reserved an aggregate of 3,281,003 shares of common stock for issuance upon the exercise of options.

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

                                                 1999                1998
                                                 ----                ----

Net loss: As reported                        $(14,809,847)       $ (28,569,796)
Pro forma                                    $(15,428,190)       $ (29,829,794)
Net loss per share: As reported              $      (1.04)       $       (4.41)
Pro forma                                    $      (1.08)       $       (4.60)

      The per share weighted-average fair value of stock options granted during 1999 and 1998 was $.48 and $1.67 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1999 expected dividend yield 0%, risk-free interest rate of 6.00%, expected life of 3 years and volatility of 405%; 1998 expected dividend yield 0%, risk-free interest rate of 4.15%, expected life of 3 years and volatility of 214%.

      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of normal publicly traded options, and because changes in the subjective input assumptions can materially affect fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of fair value of its employees stock options.

      Pro forma net loss reflects only options granted after 1994. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

(11) WARRANTS

      The following warrants to purchase common stock were outstanding at December 31, 1999:

 Issue Date         Shares        Exercise Price      Expiration Date
 ----------         ------        --------------      ---------------
October 1998         30,000         $    1.63         October 2003
April 1998          178,573         $    7.00         April 2003
April 1998          100,000         $    7.50         April 2001
July 1997           100,000         $    1.63         January 2001
December 1996        66,666         $    7.50         November 2001
February 1996         7,085         $   13.64         February 2000
January 1996         66,667         $   15.38         December 2000
                    -------
                    582,325
                    =======

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

October 1995         16,667         $   15.00         October 2000
 April 1995          16,667         $   15.00          April 2000

      During the year ended December 31, 1999 various warrants, including those issued in connection with the Company's initial public offering, to acquire an aggregate of 1,720,560 shares of the Company's common stock expired.

      As of December 31, 1999, the Company had reserved 582,325 shares of common stock for issuance upon exercise of warrants.

(10) COMMITMENTS AND CONTINGENCIES

      LEASE COMMITMENTS

      The Company's future minimum annual rental commitments, net of amounts subleased, at December 31, 1999 under operating leases for office space are as follows:

                       Year                       Amount
                       ----                      --------
                       2000                      $123,735
                       2001                        93,152
                       2002                        95,961
                       2003                        81,918
                      --------                   --------
                       Total                     $394,766
                                                 ========

            Rent expense for the years ended December 31, 1999 and 1998 amounted to approximately $138,000 and $369,000, respectively.

      Included in the minimum annual rental commitments is rent for the Company's executive offices in Marlton, New Jersey which it intends to vacate in connection with the sale of the Debtors' operations to J D Services. For the years 2000 thorough 2004 the aggregate lease commitment is $361,373. J D Services has agreed to assume the Company's entire obligation under this lease. However, as of April 3, 2000, the landlord has not granted to the Company a release from its obligations under the lease.

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

      EMPLOYMENT ARRANGEMENTS

      The company has entered into employment arrangements with two officers of the Company which provide for aggregate base salaries of $300,000 per annum. The arrangements, which expire on varying dates also provide for annual bonuses and covenants not-to-compete during the employment term and for one year thereafter. During the year ended December 31, 1999 one officer voluntarily waived $75,000 of base compensation.

      LITIGATION

      In June 1998, IDB Worldcom Services, Inc. ("Worldcom") commenced an action against the Company in the Court of Common Pleas of Philadelphia, Pennsylvania. On September 7, 1999, the Company settled this matter with Worldcom for $400,000 of which $300,000 is payable in cash over 22 months and the $100,000 balance was paid through this issuance of 239,045 shares of the Company's common stock.

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

      On February 7, 2000, Star Telecommunications Inc. ("Star") obtained a judgment against the Company in the total amount of $233,557 in connection with litigation styled Star Telecommunications, Inc. v. Global Telecommunications Solutions, Inc., Case No. 01001478, in the Superior Court, State of California County of Santa Barbara, Anacapa Division. Star brought an action against the Company for failure to pay Star for international long-distance telecommunications services which Star provided to the Company's operating subsidiaries under a Carrier Service Agreement entered into between Star and the Company. The Company believes it has adequately accrued for this liability.

      On March 17, 1999, Gloria Diaz, Edward Ragar and Charles Ruggieri (all former sales people for the Company) commenced an action against the Company claiming in the Superior Court of New Jersey, Somerset County Law Division, docket No. L-432-99 alleging that the Company owes them approximately $62,000 in the aggregate for salary, commissions and reimbursement for business expenses. The Company disputes these claims and is defending this matter. The Company believes it has adequately accrued for this liability.

      On December 3, 1999, MTS Communications, Inc. ("MTS") commenced an action against the Company in the United States District for the District of New Jersey. MTS claims that the Company owes it $368,697, together with interest, in connection with operations of the Company's Canadian subsidiary. The Company disputes MTS' claims and is defending this matter. The Company believes it has adequately accrued for this liability.

      The Company also is involved in litigation incidental to its business. Such litigation can be expensive and time consuming to prosecute and defend. The Company believes that these pending litigation matters, in the aggregate, could have a material adverse effect on its operating results and financial condition if resolved against the Company.

      LICENSE

      In August 1995, the Company obtained a nonexclusive license from a third party relating to various patents related to telecommunications processes utilized in the Debtors' operations. The term of the license is through November 2011, when the last patent expires. However the Company ceased utilizing the technology December 31, 1999.

      The Company is obligated to make minimum payments of $50,000 annually over the term of the agreement. Royalty expense amounted to $390,295 and $537,640 for the years ended December 31, 1999 and 1998, respectively. No payments were made during the years ended December 31, 1999 and 1998 and the Company is presently attempting to negotiation a settlement of the $1,221,979 due under the agreement at December 31, 1999.

(11) SUBSEQUENT EVENTS

      J D SERVICES

      On January 31, 2000, the Debtors entered into an agreement ("Purchase Agreement") to sell substantially all of their assets to J D Services. The sale transaction is to be consummated in April 2000. Under the terms of the Purchase Agreement, J D Services will pay an aggregate of $2.1 million as follows: (i) forgiveness of $750,000 debtor-in-possession financing previously provided to the Debtors and (ii) assumption of Debtor's obligations to provide telecommunications services to previously activated phone cards "Deferred Liability." The Purchase Agreement also provides that should the Deferred Liability be determined to be less than $1.35 million, the Debtors shall be due the difference ("True-up Amount".)

      A condition of the Purchase Agreement required that certain agreements, including non-compete agreements among the Company, Debtors and Messrs. Cherkas and Liguori be assigned to J D Services. These agreements with Messrs. Cherkas and Liguori where entered into in connection with the Company's acquisition of NATW in February 1998. To accomplish this assignment, defaults by the Company and the Debtors under the various agreements had to be cured. With respect to Messrs. Cherkas and Liguori, the Company and Debtors entered into an Agreement Regarding The Assignment of Contacts, Cure Amounts and Related Matters on March 7, 2000, which was approved by the Court on March 22, 2000 ("Assignment Agreement".) Under the terms of the Assignment Agreement, the Company is to pay Mr. Liguori on April 17, 2000 $15,000 in unpaid bonus and 50,000 shares of common stock. Also on April 17, 2000 the Company is to pay Mr. Cherkas $94,000; $64,000 for accrued but unpaid salary and $30,000 for reimbursement of legal fees. The Assignment Agreement also provides that the Debtors shall on April 28, 2000 pay Mr. Liguori $110,000 in payment of his portion of the NATW Note and related interest. (See Note 5 with respect to the settlement of Mr. Cherkas' portion of the NATW Note.)

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

      With respect to approximately $1.2 million due Mr. Cherkas under the Earn Out, under the Assignment Agreement, he has agreed to release the Company and Debtors so long as he receives a minimum payment of $700,000, paid as discussed below, by October 7, 2000. To the extent he does not receive the minimum payment of $700,000, the amount due him by the Company shall be $1.2 million less any payments he receives under the Assignment Agreement.

      The Assignment Agreement provides that Mr. Cherkas shall receive the following amounts, if any:

            o     The True-up Amount not to exceed $500,000
            o 70% of the amount of the Debtors' available cash remaining after deduction amount for unpaid accrued Administrative Claims.
            o At the election of the Company, an amount equal to the difference between $700,000 and the amounts otherwise paid him under the Assignment Agreement.

      It is impossible to predict the amount of cash, if any, Mr. Cherkas will receive under the Assignment Agreement and accordingly the Company could be liable to Mr. Cherkas up to $1.2 million if he does not receive a minimum of $700,000 from the Debtors and/or the Company, by October 2000. While proceeds from the sales of assets of the Debtors may satisfy the Earn Out, since the Company remains liable should the Debtors not satisfy the debt, at December 31, 1999 the entire amount due Mr. Cherkas of $1.2 million is reflected as a liability of the Company and not the Debtors.

      The Debtors have exclusive right, until May 25, 2000, to file with the Court a plan of liquidation ("Plan"). Such period may be extended at the discretion of the Court. Subject to certain exceptions in the Bankruptcy Code, acceptance of a Plan requires approval of Court and the affirmative vote (i.e. more than 50% of the number and at least 66 2/3% of the dollar amount, both with regard to claims actually voted) of each class of creditors and equity holders of the Company, whose claims are impaired by the Plan. If the Debtors fail to submit a Plan within the exclusive period prescribed or any extension thereof, any creditor or equity holder will be free to file a Plan with the Court and solicit acceptances thereof. Until the Plan is approved, the impact on the Company of the Plan, if any, cannot be predicted. In addition should the assets of the Debtors not be sufficient to pay Administrative Claims, the Debtors would not be able to confirm a Plan and a trustee would be appointed by the Court to administer the Debtors' estate.

      ENTICENT

      On February 1, 2000, the Company exchanged its investments in its recently formed subsidiaries Imagine and TalkToGo for an interest in Enticent, also a startup entity. As a result of the transaction, the Company will be the largest shareholder of Enticent, owning 44% of the outstanding shares. Accordingly, in the future, the Company's investment in Enticent will be recorded on the equity basis.

      SPRINT

      On March 7, 2000 the Debtors negotiated a settlement with Sprint Corporation with respect to post-petition indebtedness whereby Sprint Corporation accepted $675,000 in full settlement of $932,295 due it as reflected in the balance sheet for the discontinued operations.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: April 13, 2000


      By: /s/ Shelly Finkel

      Shelly Finkel, Chairman of the Board of Directors


      In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Shelly Finkel
------------------         Chairman of the Board of Directors April 13, 2000
Shelly Finkel


/s/ Alan W. Kaufman
--------------------       Director April 13, 2000
Alan W. Kaufman


/s/ Donald L. Ptalis
--------------------       Director April 13, 2000
Donald L. Ptalis


/s/ Jack N. Tobin
------------------         Director April 13, 2000
Jack N. Tobin


/s/ Lee R. Montellaro
----------------------     Chief Financial Officer (and April 13, 2000
Lee R. Montellaro          principal accounting officer)

                                  EXHIBIT INDEX

Exhibit
 Number          Description
 ------          -----------
  3.1      A     Certificate of Incorporation
  3.2      A     Amendment to Certificate of Incorporation
  3.3      A     By-Law
  3.4      B     Certificate of Merger of Merger Sub into Global Link
  3.5      F     Certificate of Merger - NATW into NATW Acquisition Corp.
  3.6      F     Certificate of Merger - CCI into CCI Acquisition Corp.
  4.1      A     Form of Common Stock Certificate
  4.2      E     Warrant, dated April 15, 1995 between the Company and Craig
                 Shapiro
  4.3      E     Warrant, dated October 26, 1995 between the Company and Frog
                 Hollow Partners
  4.4      E     Warrant, dated January 22, 1996 between the Company and Whale
  4.5      D     Form of Warrant issued in the December 1996 Private Placement
  4.6      I     Note and Warrant Purchase Agreement dated April 8, 1998 among
                 The Company, Penn Merchant and each of the investors
  4.7      I     Form of Series A Convertible Subordinated Note issued in the
                 April 1998 Private Placement
  4.8      I     Form of Warrant issued in the April 1998 Private Placement
  4.9      I     Common Stock Purchase Agreement dated September 17, 1998
                 between The Company and each of the investors
  4.10     I     Registration Rights Agreement dated October 1, 1998 among the
                 Company, Penn Merchant and each of the investors
  10.1     A     Agreement Regarding the Assignment of Contracts, Cure Amounts
                 and Related Matters dated March 7, 2000.
  10.2     A     Stock Option Agreement between the Company and Shelly Finkel
  10.3     A     1994 Performance Equity Plan
  10.4     J     Asset Purchase Agreement Among J D Services, Inc. (as
                 purchaser) and Global Link Telecom Corporation, GTS Holding
                 Corp., Inc., TelTime, Inc., Network Services System, Inc.,
                 Network Services System, L.P., GTS Marketing, Inc., Global
                 Telecommunication Solutions, L.P., Networks Around the World,
                 Inc. and Centerpiece Communications, Inc (as sellers)
  10.5     B     Amended and Restated Securities Purchase Agreement
  10.6     B     The Company's Guaranty of Debentures
  10.7     *     Employment Agreement between the Company and Lee R. Montellaro
  10.8     B     Stock Option Agreement between the Company and David Tobin
  10.9     A     Sublease for space at 40 Elmont Road, Elmont, New York
  10.10    F     Merger Agreement by among the Company, NATW Acquisition Corp.,
                 NATW, Randolph Cherkas and Gary Liguori
  10.11    *     Shareholders' Agreement dated February 1, 2000 among
                 Enticent.com, Inc. the Company and various shareholders of
                 Enticent.com, Inc.
  10.12    F     Merger Agreement by and among the Company, CCI Acquisition
                 Corp.,

  10.13    *     Stock Option Agreement between the Company and Lee R.
                 Montellaro dated June 1, 1999
  10.14    G     Amendment to Employment Agreement between the Company and
                 Shelly Finkel
  10.15    *     Stock Option Agreement between the Company and Lee R.
                 Montellaro dated December 1, 1999
  10.16    H     Amendment to Merger Agreement by and among the Company, CCI and
                 J. Mark Rubenstein
  10.17    H     Agreement between the Company and J. Mark Rubenstein
  10.18    H     Termination of Employment Agreement between the Company and J.
                 Mark Rubenstein
  21       *     Subsidiaries of the Company
  23.1     *     Consent of Wiss & Company, LLP

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

E Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-19005).

F Incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on February 23, 1998.

G Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998.

H Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

I Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998

J Incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on January 31, 2000.