Form 10KSB/A
period 1999-12-31
GLOBAL TELECOMMUNICATION SOLUTIONS INC
filed 2000-05-01
CIK 925004

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


                         Commission file number 1-13478

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
                 (Name of Small Business Issuer in Its charter)

           Delaware                               13-3698386
           --------                               ----------
(State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
Incorporation or Organization)

317 Madison Avenue, Suite 807, New York, New York                 10017
-------------------------------------------------                 -----
   (Address of Principal Executive Offices)                     (Zip Code)

                                 (212) 697-6131
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                               Title of Each Class

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No | |

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Registrant hereby amends items 9, 10, 11 and 12 of its Annual Report on Form 10-KSB for the year ended December 31, 1999 as set forth in the pages attached hereto.

         The issuer's revenues for its most recent fiscal year were $306,963.

         As of April 3, 2000, the aggregate market value of the issuer's Common Stock held by non-affiliates of the issuer (based on the last sale price of such stock) was $18,540,119. At April 3, 2000, 15,511,841 shares of the issuer's Common Stock were outstanding.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The current executive officers, key employees and directors of the Company are as follows:

 Name                   Age    Position

Shelly Finkel(2)        55     Chairman of the Board
Lee R. Montellaro       54     Chief Financial Officer, Treasurer and Assistant
                               Secretary
Donald L. Ptalis(1)     57     Director
Alan W. Kaufman(1)      62     Director
Jack N. Tobin(2)        58     Director

(1)  Member of Audit Committee
(2)  Member of Compensation Committee

         Shelly Finkel has been employed by the Company as Chairman of the Board since April 1993 and was the Chief Executive Officer of the Company from April 1993 through March 1995. Mr. Finkel has been active in the promotional field since June 1965 and has been the President of Shelly Finkel Management, Inc., a New York-based personal management firm, since 1980.

         Lee R. Montellaro has been the Company's Chief Financial Officer since June 1999. From February 1998 until May 1999, Mr. Montellaro was the Chief Financial Officer of Paging Management, Inc., a private reseller of paging services. From July 1997 to February 1998, Mr. Montellaro was Chief Financial Officer and Treasurer of Intek Global Corporation, a communications carrier with divisions in manufacturing, distribution and research and development. From July 1995 to July 1997, Mr. Montellaro was Managing Director of Bonnlee Associates, Inc., a private consulting organization. From October 1987 to June 1995, Mr. Montellaro was employed by the Luxcel Group, Inc. ("Luxcel"), a wireless communications company. From 1987 to 1992, Mr. Montellaro was Chief Financial Officer of Luxcel and from June 1992 to June 1995, he served as Luxcel's Chief Executive Officer. Mr. Montellaro is a certified public accountant.

         Donald L. Ptalis has been a director of the Company since March 1996 and was its Director of Strategic Development for the period December 1998 to May 1999. From April 1997 Mr. Ptalis has served as President of PCI, Inc., a computer consulting company that he founded. From January 1995 to April 1997, Mr. Ptalis was the President of Masque Sound & Recording Corp., a sound equipment rental company. From June 1993 to December 1995, Mr. Ptalis managed his personal investments. From 1987 to June 1993, Mr. Ptalis was the President and Chief Executive Officer of Desks Inc., an office furniture supply company.

         Alan W. Kaufman has been a director of the Company since November 1994. Mr. Kaufman has been a director since August 1997 of QueryObject Systems Corporation ("QueryObject"), a developer and marketer of business intelligence software. Mr. Kaufman served as Chief Executive Officer of QueryObject from October 1997 to December 1998. From April 1986 to December 1996, Mr. Kaufman held various positions, including Vice President of Marketing and Vice President of Sales and Marketing, and Executive Vice President of Sales, at Cheyenne Software, Inc. Mr. Kaufman was the founding President of the New York Software Industry Association.

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

Board of Directors

         The Board of Directors of the Company is divided into three classes, each of which serves for a term of three years, with only one class of directors being elected in each year. The term of the first class of directors, currently consisting of Shelly Finkel, will expire at the annual meeting of stockholders to be held in 2001; the term of the second class of directors, currently consisting of Alan W. Kaufman and Donald L. Ptalis, will expire at the annual meeting of stockholders to be held in 2000 as a result of the Company not holding an annual meeting in 1999; and the term of the third class of directors, currently consisting of Jack N. Tobin, will expire at the annual meeting of stockholders to be held in 2000. In each case, each director will hold office until the next annual meeting of stockholders at which his class of directors is to be elected or until his successor is duly qualified and appointed. Executive officers serve at the discretion of the Board.

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

         The Company has appointed a Compensation Committee and an Audit Committee of the Board of Directors. The Compensation Committee, consisting of Shelly Finkel and Jack N. Tobin, reviews the salaries and other compensation of the Company's executive officers. The role of the Audit Committee, consisting of Alan W. Kaufman and Donald L. Ptalis, is to review (1) the scope of Company's annual audit and other services provided by the Company's independent auditors and (2) the audit results and the auditors' recommendations regarding policies, systems and controls.

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

Compliance with Section 16 of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), requires the Company's directors and officers and persons who beneficially own more than ten percent of the Company's Common Stock to file with the Securities and Exchange Commission ("Commission") initial reports of ownership and reports of changes in ownership of Common Stock in the Company. Officers, directors and greater-than-ten percent shareholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) reports they filed. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representation that no other reports were required, during the fiscal year ended December 31, 1999, such persons complied with all Section 16(a) filing requirements.

ITEM 10.   EXECUTIVE COMPENSATION

         The following table sets forth information concerning compensation for the past three years ended December 31, 1999 for the Company's Chairman, who acts in the capacity of the Company's Chief Executive Officer, and four former executive officers (collectively, the "Named Executive Officers") whose compensation exceeded $100,000 for the year ended December 31, 1999. None of the Named Executive Officers received noncash compensation benefits having a value exceeding 10% of his cash compensation during 1997, 1998 or 1999.

                                            SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------
                                                            Annual                   Long-Term Compensation
                                                         Compensation
-----------------------------------------------------------------------------------------------------------------
                                                                                  Awards              Payouts
-----------------------------------------------------------------------------------------------------------------
Name and Principal                          Year     Salary ($)     Bonus          Options            All Other
Position During Period                                              ($)       (No. of Shares)      Compensation
                                                                                                        ($)
----------------------------------------- --------- ------------ ----------- ------------------ -----------------
Shelly Finkel                               1999      75,000(1)       --          15,000(2)
 Chairman of the Board                      1998     121,154          --          54,334(3)                --
                                            1997      75,000          --         103,334(3)                --
----------------------------------------- --------- ------------ ----------- ------------------ -----------------
Randolph Cherkas                            1999     197,629(4)       --          25,000                   --
 formerly President and director            1998     145,000(4)       --         101,000                   --
                                            1997        --            --           --                      --
----------------------------------------- --------- ------------ ----------- ------------------ -----------------
Cory Eisner                                 1999     125,000          --           9,000                   --
 formerly Vice President of Marketing       1998     125,000      10,050          35,301                   --
                                            1997     122,779          --          25,000                   --
----------------------------------------- --------- ------------ ----------- ------------------ -----------------
Gary Liguori                                1999     140,312(5)       --          21,000                   --
 formerly Director of Wholesale Sales       1998      88,121          --          24,999                   --
                                            1997        --            --            --                     --
----------------------------------------- --------- ------------ ----------- ------------------ -----------------
James Franklin                              1999     125,000          --           9,000                   --
 formerly Chief Operating Officer           1998     131,700          --          34,533                   --
                                            1997        --            --          25,000                   --
-----------------------------------------------------------------------------------------------------------------

(1) Does not include $24,000 paid Mr. Finkel in connection with the termination of a lease agreement. See "Certain Relationships and Related Transactions - General."

(2) Does not include immediately exercisable options to purchase 100,000 shares of Common Stock granted in connection with the personal guaranty of debt financing by the Company. See "Certain Relationships and Related Transactions - General."

(3) Includes immediately exercisable options to purchase 3,334 shares of Common Stock granted pursuant to the Company's 1994 Performance Equity Plan, which provided for stock option grants to be made to each director of the Company on March 31st of 1995 through 1998. See "1994 Performance Equity Plan."

(4) Does not include amount paid to Mr. Cherkas in connection with the NATW merger described in "Certain Relationships and Related Transactions--The NATW Merger." Mr. Cherkas resigned as President and director of the Company effective December, 1999. Includes $64,167 accrued and unpaid salary at December 31, 1999. See "Certain Relationships and Related Transactions--The NATW Merger."

(5) Does not include amount paid to Mr. Liguori in connection with the NATW merger described in "Certain Relationships and Related Transactions-The NATW Merger." Mr. Liguori resigned as Dirctor of Wholesales of the Company effective March 31, 2000. Includes $15,000 accrued and unpaid salary at December 31, 1999. See "Certain Relationships and Related Transactions--The NATW Merger."

         The following table summarizes the number of shares and the terms of stock options granted to the Named Executive Officers in 1999:

---------------------------------------------------------------------------------------------------------------
                                        OPTION/SHARE GRANTS DURING YEAR ENDED DECEMBER 31, 1999
---------------------------------------- --------------------------------------- ------------------------------
                                Individual Grants

---------------------------------------- ------------------ -------------------- -------------- ---------------
Name and Position                            Options/           % of Total         Exercise        Expiration
During Period                                 Shares          Options/Shares         Price            Date
                                              Granted          Granted to         ($/Share)
                                                              Employees in
                                                                Fiscal Year
---------------------------------------- ------------------ -------------------- -------------- ---------------
Shelly Finkel                                15,000(1)             1.5%               $.50       1/3    3/23/05
  Chairman of the Board                                                                          1/3    9/23/05
                                                                                                 1/3    9/23/06
---------------------------------------- ------------------ -------------------- -------------- ---------------
Randolph Cherkas                             25,000                2.4%               $.50       1/3    3/23/05
  formerly President and director                                                                1/3    9/23/05
                                                                                                 1/3    9/23/06
---------------------------------------- ------------------ -------------------- -------------- ----------------
Cory Eisner                                   9,000                 *                 $.53       1/3    2/11/05
  formerly Vice President of Marketing                                                           1/3    8/11/05
                                                                                                 1/3    8/11/06
---------------------------------------- ------------------ -------------------- -------------- ----------------
Gary Liguori                                 18,000                4.5%               $.53       1/3    2/11/05
  formerly Director of Wholesale Sales                                                           1/3    8/11/05
                                                                                                 1/3    8/11/06
                                             10,000                                   $.16              2/28/05
                                              1,613                                   $2.25             2/28/05
                                              2,386                                   $2.06             2/28/05
                                              6,000                                   $2.25             2/28/05
                                              8,000                                   $1.00             2/28/05
---------------------------------------- ------------------ -------------------- -------------- -----------------
James Franklin                                9,000                *                  $.53       1/3    2/11/05
  formerly Chief Operating Officer                                                               1/3    8/11/05
                                                                                                 1/3    8/11/06
---------------------------------------- ------------------ -------------------- -------------- -----------------

* less than 1%

(1) Does not include immediately exercisable options to purchase 100,000 shares of Common Stock granted in connection with the personal guaranty of debt financing by the Company. See "Certain Relationships and Related Transactions - General."

         The following table summarizes the number of exercisable and unexercisable options held by the Named Executive Officers at December 31, 1999, and their value at that date if such options were in-the-money.

                                    AGGREGATE YEAR-END OPTION VALUES AT DECEMBER 31, 1999
---------------------------------------------------------------------------------------------------------------
Name and Position During Period          Number of Unexercised Options      Value of Unexercised In-the-Money
                                                  at December 31, 1999      Options at December 31, 1999 ($)(1)
----------------------------------------- ------------------------------------- -------------------------------
                                             Exercisable     Unexercisable      Exercisable        Unexercisable
----------------------------------------- ------------------ ------------------ ----------------- -------------
Shelly Finkel                                  147,336            42,000              --                 --
  Chairman of the Board
----------------------------------------- ------------------ ------------------ ----------------- -------------
Randolph Cherkas                                49,000            77,000              --                 --
  formerly President and director
----------------------------------------- ------------------ ------------------ ----------------- -------------
Cory Eisner                                     58,969            27,000              --                 --
  formerly Vice President of Marketing
----------------------------------------- ------------------ ------------------ ----------------- -------------
Gary Liguori                                    17,999            28,000              --                 --
  formerly Director of Wholesale Sales
----------------------------------------- ------------------ ------------------ ----------------- -------------
James Franklin                                  33,200           35,333               --                 --
  formerly Chief Operating Officer
----------------------------------------- ------------------ ------------------ -------------------------------

(1) Represents the positive difference, if any, between the aggregate market value at December 31, 1999 of the Common Stock underlying the options (based on a last sale price of $.094 on that date) and the options' aggregate exercise price.

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

         As of December 31, 1999, options to purchase 996,368 shares of Common Stock were outstanding under the 1994 Plan. At December 31, 1999, options outstanding under the 1994 Plan include options to purchase 82,336 shares held by current executive officers, at exercise prices ranging from $.53 to $17.625 per share. In addition, pursuant to the terms of the 1994 Plan, on March 31, 1995, 1996, 1997 and 1998, the Company granted to each outside director of the Company immediately exercisable ten-year options to purchase 3,334 shares for $17.625, $15.75, $11.125 and $7.3125 per share, respectively and at March 31, 1999 options to purchase 10,000 shares at an option price of $.9375. In March 2000, the Company granted to each non-employee director immediately exercisable ten-year options to purchase 10,000 shares for $1.25 per share. The exercise prices of all of the foregoing options are equal to the fair market value of the Common Stock on the date prior to the date of grant.

         In December 1999 and March, 2000, the Board of Directors authorized the replacement of 406,868 stock options issued prior to August 1999 ("Original Option"), held by employees of the Company whose employment with the Company had or will terminate, with an aggregate of 274,703 vested stock options which represents the number of Original Options that would have vested as of March 1, 2000. The option price for these stock options is the same price as the Original Option, however, these options do not terminate within three months of the employee leaving the employment of the Company but rather in 2005.

Other Options and Warrants

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

         In April 1998, the Company issued to an investor, who agreed to purchase up to $2,000,000 of Common Stock or other securities at a discount to the market price of such securities, warrants to purchase 100,000 shares of Common Stock at an exercise price of $7.50 per share. The warrants are immediately exercisable and will remain exercisable until April 13, 2001. In connection with introducing this investor to the Company, the Company granted to each of Messrs. Barry Rubenstein, a stockholder of the Company, and Eli Oxenhorn options to purchase 50,000 shares of Common Stock at an exercise price of $7.125 per share. The options are currently exercisable and will remain exercisable until April 1, 2003.

         In October 1998, the Company issued to Penn Merchant warrants to purchase 30,000 shares of Common Stock until October 2003 at an exercise price of $1.625 per share in lieu of payment for the balance of monthly consulting fees owed to Penn Merchant, which aggregated approximately $78,000.

         In June 1999, in exchange for their personally guarantying a $500,000 debt financing obtained by subsidiaries of the Company, the Company issued 100,000 options to purchase common stock to each of Messrs. Eli Oxenborn and Barry Rubenstein, a shareholder of the Company, and Mr. Shelly Finkel, Chairman and shareholder of the Company. The exercise price is $.5625, the fair market value of the common stock at the date of grant of the option, and the options expire June 17, 2004. The value of the options, calculated using the Black-Scholes option pricing model, of $92,792 was charged to additional paid in capital the year ended December 31, 1999. As of April 3, 2000 this debt has been repaid by the subsidiaries.

         In June 1999, in connection with his employment as the Company's Chief Financial Officer, Mr. Lee R. Montellaro was granted an option to acquire 320,000 shares of Common Stock. The options vest 120,000 shares at December 1, 1999, 120,000 shares at June 1, 2000, 40,000 shares June 1, 2001 and 40,000 shares June 1, 2002 and the exercise prices are $.75, $1.25, $1.75 and $2.00 respectively. In December 1999, Mr. Montellaro was granted another option, vesting April 3, 2000, to acquire 200,000 shares of common stock at an option price of $.25, a price higher than the closing price of a share of Common Stock on the date of the grant of the option. The options expire five years from date of vesting.

         During the year ended December 31, 1999 the Company granted non-qualified options to various sales representatives and sales brokers to purchase an aggregate of 64,000 shares of Common Stock at exercise prices ranging from $.14 to $.75, the fair market value of the Common Stock at the date of grant of the option. The options vest at various dates and expire five years from date of vesting The value of those options, calculated using the Black-Scholes option-pricing model, of $2,610 was charged to additional paid in capital in the year ended December 31, 1999. At December 31, 1999, 6,500 of these options were exercisable. Also in 1999, previously issued 1994 Plan vested options to acquire 20,000 shares of Common Stock at exercise prices ranging from $7.88 to $15.00 were converted to nonqualified options because their expiration dates had been previously extended through 2004.

         In December 1999 and March 2000, the Board of Directors authorized the replacement of 40,000 non plan options held by employees of the Company whose employment with the Company had or will terminate, with an aggregate of 35,000 vested stock options which represent the number of original options that would have vested as of March 1, 2000. The option price for these stock options is the same price as the original options however these options do not terminate within three months of the employee leaving the employment of the Company but rather in 2005.

         At December 31, 1999, 1,781,003 non-plan options were outstanding and 1,283,670 options were exercisable. At December 31, 1999, non-plan options outstanding to purchase 730,000 shares are held by current executive officers, at exercise prices ranging from $.25 to $6.563.

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

Employment Agreements

         The Company has entered into employment agreements with each of Shelly Finkel, its Chairman of the Board and Lee R. Montellaro, its Chief Financial Officer.

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

         Mr. Montellaro's employment agreement provides for a term through June 1, 2002. The agreement provides for a base salary of $150,000 per annum plus an annual cash bonus at the discretion of the Board of Directors. If Mr. Montellaro is terminated without cause, he will continue to receive his base salary for one year, and will be paid a cash bonus equal to the last cash bonus paid to him. The agreement prohibits Mr. Montellaro from competing with the Company during the term of his employment and for one year thereafter. On April 1, 2000 Mr. Montellaro was awarded a $50,000 bonus by the Company.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of April 3, 2000, with respect to (1) those persons or groups known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (2) each director of the Company, (3) each Named Executive Officer and (4) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the Commission. Under this rule, a person is deemed to own beneficially the number of shares issuable upon exercise of options, warrants or convertible securities it holds that are exercisable within 60 days from April 3, 2000. Each beneficial owner's percentage ownership is determined by assuming that convertible securities, options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of April 3, 2000 have been exercised.

                                                   Shares
                                                Beneficially
Name and Address of Beneficial Owner               Owned              Percent
---------------------------------------         -------------         -------
Shelly Finkel                                    770,873(1)             4.7%
      c/o Shelly Finkel Management, Inc.
      60 East 42nd Street, Suite 464
      New York, New York 10165

Randolph Cherkas                               1,134,104(2)             6.8%
      c/o GTS Prepaid, Inc.
      10 Stow Road, Suite 200
      Marlton, New Jersey  08053

Donald L. Ptalis                                 102,614(3)              *
      16 Ross Avenue
      Emerson, New Jersey 07630

Alan W. Kaufman                                   35,005(4)              *
      1150 Park Avenue #9A
      New York, New York 10177

Jack N. Tobin                                     30,002(5)              *
      7759 Highlands Circle
      Margate, Florida 33063

Cory Eisner                                       67,939(6)              *
     c/o Enticent.com, Inc.
     233 7th Street
     Garden City, New York

Gary Liguori                                      66,230(7)              *
      c/o GTS Prepaid, Inc.
      10 Stow Road, Suite 200
      Marlton, New Jersey  08053

James Franklin                                    48,433(8)              *
      c/o Enticent.com, Inc.
      700 East Tahquitz Canyon Way
      Palm Springs, CA  92262

All executive officers and                     1,259,494(9)           7.5%
directors as a group
 (5 persons)

* Less than 1%.

(1) Includes 262,336 shares underlying currently exercisable options. Excludes 27,000 shares underlying options, 7,000 of which become exercisable in December 2000, 10,000 of which become exercisable in January 2001 and 5,000 of which become exercisable in each of September 2000 and 2001.

(2) Includes 92,333 shares underlying currently exercisable options. Excludes 33,667 shares underlying options, 7,000 of which become exercisable in December 2000, 10,000 of which become exercisable in January 2001, and 8,333 of which become exercisable in each of September 2000 and 2001.

(3)   Includes 40,001 shares underlying currently exercisable options.

(4)   Includes 33,336 shares underlying currently exercisable options.

(5)   Represents shares underlying currently exercisable options.

(6)   Includes 65,969 shares underlying currently exercisable options.

(7) Includes 33,999 shares underlying currently exercisable options. Excludes 12,000 shares underlying options, 6,000 of which become exercisable in each of August 2000 and 2001.

(8)   Represent shares underlying currently exercisable options.

(9) Includes those shares deemed to be included in the respective beneficial ownership of Messrs. Finkel, Ptalis, Kaufman, Jack Tobin, as described in notes 1, 3, 4 and 5 above and other officers. Does not include shares beneficially owned by Messrs. Cherkas, Eisner, Liqouri and Franklin, each of whom are no longer employees of the Company.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

General

         The Company leased space from JilJac Realty Company, a general partnership owned by Gary Wasserson, the Company's former Chief Executive Officer, which until August 1998, housed the Company's principal executive offices. The lease expired in December 1999 and provided for an annual rent of $58,344 during 1999.

         In December 1998, the Company offered holders of $3,050,000 aggregate principal amount of promissory notes acquired from the Company in December 1996 the opportunity to convert their notes into shares of Common Stock at a conversion rate of $0.968 per share and to exchange an aggregate of 683,333 common stock purchase warrants for shares of Common Stock at an exchange rate of
4.5555 warrants per share. $3,000,000 of the notes and 666,667 of the warrants were converted into an aggregate of 3,245,518 shares of Common Stock. In addition, holders that accepted this conversion offer forgave interest of approximately $14,000 due on these notes. Among these holders were Shelly Finkel, Chairman of the Board, and limited partnerships in which Barry Rubenstein, a stockholder, is either a general partner or an officer and member of a limited liability company that is a general partner. The remaining $50,000 of notes plus interest accrued were converted pursuant to the terms of the notes into an aggregate of 71,736 shares of Common Stock at a conversion rate of $.7025 per share.

         In December 1998, the Company offered holders of $2,599,750 aggregate principal amount of debentures acquired from the Company in June and September 1994 the opportunity to convert their debentures into shares of Common Stock at a conversion rate of $0.80 per share. In January 1999, holders of $2,524,750 aggregate principal amount of debentures converted their debentures into 3,155,938 shares of Common Stock. Donald Ptalis, a director of the Company, converted $50,000 of debentures into 62,500 shares of Common Stock. The Company offered the debenture holders the opportunity to convert their debentures into shares because the Company anticipated that it would not be able to pay off the principal amount of the debentures when due in June and September 1999. The remaining balance of the debentures was paid in December 1999.

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

         In June 1999, in exchange for their personally guarantying a $500,000 debt financing obtained by subsidiaries of the Company, the Company issued 100,000 options to purchase common stock to each of Messrs. Eli Oxenborn and Barry Rubenstein, a shareholder of the Company, and Mr. Shelly Finkel, Chairman and shareholder of the Company. The exercise price is $.5625, the fair market value of the common stock at the date of grant of the option, and the options expire June 17, 2004. The value of the options, calculated using the Black-Scholes option pricing model, of $92,792 was charged to additional paid in capital the year ended December 31, 1999. As of April 3, 2000 this debt has been repaid by the subsidiaries.

         David S. Tobin, son of Jack N. Tobin a director, served as outside counsel to and Secretary of the Company in 1999. During 1999 Mr. Tobin and the law firms with which he is affiliated received $152,000 in aggregate compensation, including $25,000 accrued but unpaid at December 31, 1999, for legal services rendered and payments required under a severance agreement entered into with Mr. David Tobin in 1998 in connection with his termination of employment of the Company. No other amounts are due Mr. David Tobin under the severance agreement.

         In April 2000, the Company borrowed $125,000 from Mr. Shelly Finkel, Chairman and principal shareholder of the Company at an interest rate of 8% per annum. Subject to the negotiation of a definitive agreement, including provisions regarding repayment and security for the loan, the Company borrowed the money on a demand basis.

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

The NATW Merger

         On February 6, 1998 ("Merger Date"), the company acquired, through a merger, all of the outstanding capital stock of Networks Around the World, Inc. ("NATW"), for a purchase price comprised of (i) $2,000,000 in cash, (ii) an aggregate of 505,618 shares of common stock and (iii) $1,000,000 aggregate principal amount of promissory notes ("NATW Notes"), secured by substantially all of the assets of NATW. In addition, the Company was required to pay an Earn Out to $2,0000,000 (the "Earn Out") in additional consideration to Randy Charkas, the Company's former President and a former shareholder of NATW, if certain sales and financial objectives are achieved. For the year ended December 31, 1999 and 1998, $702,455 and $838,900 respectively of the Earn Out has been recorded as additional consideration. In April 1998, the former shareholders agreed to defer payment of an aggregate of $1,000,000 of NATW Notes and Earn Out from 1998 to January 1999. In December 1998, the former shareholders of NATW preliminarily agreed to convert the NATW Notes into Common Stock. The conversion of the NATW Notes into 769,750 shares of Common Stock occurred in March 2000 after deducting from the NATW Notes $376,185, which represents a reimbursement to the Company of amounts due it under an indemnity contained in the merger agreement (see below). From the consummation of the NATW merger in February 1998 through the date of the Assignment Agreement, the Company has paid Mr. Cherkas $341,355 of the aggregate amount of $1,541,355 owed to him during that period under the Earn Out. The remaining balance due Mr. Cherkas under the Earn Out is now payable to him accordance with the Assignment Agreement as hereinafter defined.

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

         On January 31, 2000, the Debtors entered into an agreement ("Purchase Agreement") to sell substantially all of their assets to J D Services, Inc. ("J D Services"). The sale transaction is to be consummated in April 2000. Under the terms of the Purchase Agreement, J D Services will pay an aggregate of $2.1 million as follows: (i) forgiveness of $750,000 debtor-in-possession financing previously provided to the Debtors and (ii) assumption of Debtor's obligations to provide telecommunications services to previously activated phone cards ("Deferred Liability"). The Purchase Agreement also provides that should the Deferred Liability be determined to be less than $1.35 million, the Debtors shall be due the difference ("True-up Amount").

         A condition of the Purchase Agreement required that certain agreements, including non-compete agreements among the Company, Debtors and Messrs. Cherkas and Liguori be assigned to J D Services. These agreements with Messrs. Cherkas and Liguori where entered into in connection with the Company's acquisition of NATW in February 1998. To accomplish this assignment, defaults by the Company and the Debtors under the various agreements had to be cured. With respect to Messrs. Cherkas and Liguori, the Company and Debtors entered into an Agreement Regarding The Assignment of Contacts, Cure Amounts and Related Matters on March 7, 2000, which was approved by the Court on March 22, 2000 ("Assignment Agreement"). Under the terms of the Assignment

Agreement, the Company will pay Mr. Liguori $15,000 in unpaid bonus and 50,000 shares of Common Stock. Also, the Company will pay Mr. Cherkas $94,000; $64,000 for accrued but unpaid salary and $30,000 for reimbursement of legal fees. The Assignment Agreement also provides that the Debtors shall pay Mr. Liguori $110,000 in full payment of his portion of the NATW Notes and related interest.

         With respect to approximately $1.2 million which remains due Mr. Cherkas under the Earn Out, under the Assignment Agreement, he has agreed to release the Company and the Debtors if he receives a minimum payment of $700,000, paid as discussed below, by October 7, 2000. To the extent he does not receive the minimum payment of $700,000, the amount due him by the Company shall be $1.2 million less any payments he receives under the Assignment Agreement.

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

         In connection with the merger, the Company entered into an employment agreement with Randolph Cherkas, the President of NATW, who was appointed President and a director of the Company. Mr. Cherkas resigned these positions in December, 1999, and his employment with the Company terminated effective the date of the sale of the Debtors' assets.

         The Company also entered into an employment agreement with Gary Liguori, the Vice President of NATW, who was appointed the Director of Wholesale Sales of the Company. Mr. Liguori's employment with the Company terminated effective the date of the sale of the Debtors' assets.

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

         In connection with the merger, the Company entered into an employment agreement with Mr. Rubenstein, the President of CCI, who was appointed the Vice President--Wholesale Sales and a director of the Company. In November 1998, the Company terminated Mr. Rubenstein's employment agreement, which was to expire on December 31, 2000. Mr. Rubenstein's annual base compensation at the time his employment ceased was $150,000. Pursuant to a termination agreement, Mr. Rubenstein received approximately $150,000 in severance payments.

         In connection with Mr. Rubenstein's departure and in full satisfaction of his and the Company's obligations to each other, Mr. Rubenstein sold an aggregate of 353,393 shares of Common Stock and the CCI Note for an aggregate purchase price of $575,000. Among the purchasers were Shelly Finkel, Chairman of the Board of the Company, Michael Hoppman, former Chief Financial Officer of the Company, and Barry Rubenstein, a stockholder

(no relation to J. Mark Rubenstein). Mr. Rubenstein also contributed back to the Company 47,891 shares of Common Stock with a fair market value of $69,867 in consideration of $298,364 that he owed to the Company relating to Access Telecom as described below. The reserve for the loss on the settlement of $229,497 was recorded in the Company's financial statements for the year ended December 31, 1998. After the group of investors purchased the CCI Note and shares from Mr. Rubenstein, they accepted the Company's offer to convert the principal amount of the CCI Note into 813,008 shares of Common Stock at a conversion rate of $1.23 per share.

Agreements Relating to Access Telecom

         Pursuant to the respective merger agreements, the Company and the former shareholders of NATW and CCI agreed to share certain costs related to any underlying carrier's failure to provide telecommunications services to phone cards purchased by NATW and CCI prior to the mergers. In February 1998, Access Telecom, a primary provider of telecommunications services to NATW and CCI prior to and after the respective mergers, ceased providing such services to the prepaid phone cards that it had sold to each of NATW and CCI, despite receiving payment for substantially all of the phone cards. The cost to provide telecommunications services related to such cards aggregated $1,761,097 during the year ended December 31, 1998. Of this cost, $376,185 and $298,364 of the estimated costs have been allocated to the former shareholders pursuant to indemnification arrangements.

         Pursuant to the respective merger agreements, the purchase price was adjusted subsequent to the merger Date by an amount equal to cash of the acquired company plus the net realizable value of accounts receivable of the acquired company minus current liabilities of the acquired company as of the Merger Date. In November 1998, the Company and the former shareholder of CCI reached a settlement on the amount due to the Company related to Access. Pursuant to the terms of the merger agreement, the former shareholder contributed back to the Company 47,891 shares of common stock issued as part of the merger consideration with a fair market value of $69,867 in consideration of $298,364 that he owned to the Company. The loss on the settlement of $228,497 was recorded as an expense for the year ended December 31, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No. 1 to the registrant's Report on Form 10-KSB for the year ended December 31, 1999 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
Dated:  April 28, 2000


                                      By: /s/ Lee R. Montellaro
                                         ------------------------------------
                                         Lee R. Montellaro
                                         Chief Financial Officer