Form 10QSB
period 2000-03-31
GLOBAL TELECOMMUNICATION SOLUTIONS INC
filed 2000-05-15
CIK 925004

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                                 (212) 697-6131
                                ----------------
                (Issuer's Telephone Number, Including Area Code)

               10 Stow Road, Suite 200, Marlton, New Jersey 08053
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X[ No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 10, 2000, the issuer had outstanding 15,561,841 shares of Common Stock, par value $.01 per share.

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES

                                                                          Page

Part I.  Financial Information

Item I.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets - March 31, 2000
           (unaudited) and December 31, 1999.............................. 3

         Condensed Consolidated Statements of Operations - Three
           months ended March 31, 2000 and 1999 (unaudited)............... 4

         Condensed Consolidated Statements of Cash Flows  - Three
           months ended March 31, 2000 and 1999 (unaudited)............... 5

         Notes to Condensed Consolidated Financial Statements............. 6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................11


Part II..Other Information

         Item 2.  Changes in Securities and Use of Proceeds...............13

         Item 6.  Exhibits and Reports on Form 8-K........................13

         Signatures.......................................................14

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       (Unaudited)
                                                                                        March 31,          December 31,
                                                                                    ---------------------------------------
                                                                                           2000                 1999
                                                                                    ------------------   ------------------
                                     Assets
Current assets:
    Cash                                                                                    $  57,926            $ 302,067
    Other assets                                                                               41,640               44,635
                                                                                    ------------------   ------------------
         Total current assets                                                                  99,566              346,702

Investment in and advances to affiliate                                                       179,390              140,502
Property and equipment, net                                                                         -               26,640
Assets of liquidating subsidiaries                                                          1,221,918            3,705,832
                                                                                    ------------------   ------------------
                                                                                          $ 1,500,874          $ 4,219,676
                                                                                    ==================   ==================

                 Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
    Accounts payable                                                                      $ 1,046,817          $ 1,053,612
    Accrued license fee                                                                     1,221,979            1,221,979
    Accrued earn-out to related party                                                       1,200,000            1,200,000
    Other accrued expenses                                                                  1,295,213            1,302,026
                                                                                    ------------------   ------------------
          Total current liabilities                                                         4,764,009            4,777,617

Other liabilities:
   Notes payable to related party                                                                   -              628,815
   Liquidating subsidiaries' liabilities subject to compromise - third parties             20,646,190           23,716,888
                                                                                    ------------------   ------------------
                                                                                           25,410,199           29,123,320

Commitments and Contingencies

Stockholders' Equity (Deficit)
    Preferred stock - $.01 par value, authorized 1,000,000 shares;
         none issued and outstanding                                                                -                    -
    Common stock, $.01 par value, authorized 35,000,000 shares;
         issued and outstanding 15,497,632 and 14,727,882                                     154,976              147,278
    Additional paid-in capital                                                             56,854,365           56,233,248
    Accumulated deficit                                                                   (80,871,888)         (81,237,392)
    Accumulated other comprehensive income                                                     23,089               23,089
    Less: Treasury stock, 47,891 shares                                                       (69,867)             (69,867)
                                                                                    ------------------   ------------------
            Total stockholders' equity (deficit)                                          (23,909,325)         (24,903,644)
                                                                                    ------------------   ------------------
                                                                                          $ 1,500,874          $ 4,219,676
                                                                                    ==================   ==================

 The accompanying notes are an integral part of these condensed consolidated financial statements

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                  -------------------------------------
                                                                                       2000                 1999
                                                                                  ----------------    -----------------
General and administrative expenses                                                    $  199,528           $  398,990
Depreciation and amortization                                                                   -                4,287
                                                                                  ----------------    -----------------
        Operating loss                                                                   (199,528)            (403,277)

Equity in net loss from affiliate                                                         (26,029)                   -
                                                                                  ----------------    -----------------
Loss from continuing operations                                                          (225,557)            (403,277)
                                                                                  ----------------    -----------------
Discontinued operations:
   Loss from discontinued operations                                                   (1,017,745)          (1,182,556)
   Gain on disposal of discontinued operations                                          1,608,806                    -
                                                                                  ----------------    -----------------
                                                                                          591,061          (1,182,556)
                                                                                  ----------------    -----------------
          Income (loss) before extraordinary item                                         365,504          (1,585,833)

Extraordinary loss on conversion of debt                                                        -          (1,420,172)
                                                                                  ----------------    -----------------
Net income (loss)                                                                       $ 365,504         $(3,006,005)
                                                                                  ================    =================

Primary income (loss) per share:

Loss from continuing operations                                                        $    (0.01)          $    (0.03)
Income (loss) from discontinued operations                                                   0.04                (0.09)
Extraordinary loss on conversion of debt                                                        -                (0.10)
                                                                                  ----------------    -----------------
Primary income (loss) per share                                                          $   0.03           $    (0.22)
                                                                                  ================    =================
Weighted average shares outstanding - primary                                          14,440,946           13,903,091
                                                                                  ================    =================

 The accompanying notes are an integral part of these condensed consolidated financial statements

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Three months ended
                                                                                              March 31,
                                                                                --------------------------------------
                                                                                      2000                 1999
                                                                                -----------------    -----------------
Operating activities:
Net income (loss)                                                                      $ 365,504         $(3,006,005)
Adjustment to reconcile net loss to net cash used in operating activities:
    Loss from discontinued operations                                                  1,017,745            1,182,556
    Depreciation and amortization                                                              -                4,287
    Amortization of deferred compensation                                                      -                6,102
    Amortization of deferred financing charges                                                 -                4,995
    Loss on debt conversion                                                                    -            1,420,172
    Gain on sale of fixed assets                                                      (1,608,806)                   -
    Loss from equity investment                                                           26,029
Changes in operating assets and liabilities, net of effect of acquisitions:
    Accounts receivable                                                                        -                    -
    Other assets                                                                          29,635              (17,343)
    Accounts payable                                                                      (6,795)             339,012
    Accrued license fees                                                                       -              127,632
    Accrued note and earn-out to related party                                                 -             (534,056)
    Accrued expenses                                                                      (6,813)              63,484
                                                                                -----------------    -----------------
Cash used by continuing operating activities                                            (183,501)            (409,164)
Cash used by discontinued operating activities                                                 -             (392,787)
                                                                                -----------------    -----------------
   Cash (used) by operating activities                                                  (183,501)            (801,951)
                                                                                -----------------    -----------------
Investing activities:
    Advances to affiliate                                                                (60,640)                   -
                                                                                -----------------    -----------------
            Net cash (used) by financing activities                                      (60,640)                   -
                                                                                -----------------    -----------------
               Net change in cash                                                       (244,141)            (801,951)
Cash, beginning of year                                                                  302,067            1,604,166
                                                                                -----------------    -----------------
Cash, end of year                                                                      $  57,926           $  802,215
                                                                                =================    =================

Supplemental disclosures:
   Fair value of common stock issued upon note conversion                              $       -          $ 3,944,922
                                                                                =================    =================
   Conversion of note payable to related party into common stock                       $ 628,815          $        -
                                                                                =================    =================

 The accompanying notes are an integral part of these condensed consolidated financial statements

            GLOBAL TELECOMMUNICATION SOLUTIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2000
                                   (unaudited)

(1)      Business and Basis of Presentation

Business

         Global Telecommunication Solutions, Inc. (the "Company") was incorporated on December 23, 1992 and historically, through certain subsidiaries, was engaged in the marketing and distribution of prepaid phone cards. As a result of the Company's subsidiaries long history of losses in the prepaid phone card business, coupled with an increasingly competitive environment, the Company's Board of Directors adopted a plan to discontinue and sell the prepaid phone card business. To facilitate the possible sale of the phone card assets, these subsidiaries filed voluntary petitions with the U.S. Bankruptcy Court for the District of Delaware ("Court") under Chapter 11 of the U.S. Bankruptcy Code on October 28, 1999. The subsidiaries of the Company that filed for Court protection are Global Link Telecom Corporation, GTS Holding Corp., Inc., TelTime, Inc., Network Services System, Inc., Network Services System, L.P., GTS Marketing, Inc., Global Telecommunication Solutions, L.P., Networks Around the World, Inc. and Centerpiece Communications, Inc. (collectively the "Debtors"). On January 31, 2000, the Debtors entered into an agreement to sell their fixed assets to J D Services, Inc. ("J D Services") (See below.)

         The Company's financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization ("SOP 90-7.")" The Debtors have been operating their business as debtors-in-possession subject to the jurisdiction of the Court.

         As a result of the Company's decision to sell its phone card business and the subsequent voluntary filing by certain of the Company's subsidiaries under Chapter 11 of the U.S. Bankruptcy Code, the operations of that business are presented herein as discontinued operations and the assets and liabilities of the filing subsidiaries have been aggregated in the accompanying balance sheets.

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

(2)      Going Concern

         At March 31, 2000 the Company, excluding the assets and liabilities relating to the Debtors, had cash of $58,000 and a working capital deficit of $4.7 million. Subsequent to March 31, 2000, the Company continues to generate negative cash losses from operations.

         At March 31, 2000 substantially all the Company's current liabilities relate to indebtedness incurred in connection with the discontinued phone card business. These liabilities were incurred by the Company rather than the Debtors, and are due to less than 10 entities. The Company is currently negotiating with the various parties in an effort to reach settlements regarding the amounts due. The Company is attempting to settle these liabilities on favorable terms to the Company.

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

         The accompanying condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

(3)      Loss Per Share

         For the three months ended March 31, 2000 and 1999 income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common Stock. For the three months ended March 31, 2000 fully diluted income (loss) per share has not been presented to include the effect of Common Stock equivalents since the impact is insignificant. For the three months ended March 31, 1999, common stock equivalents are excluded from the income (loss) per share calculation because the effect would be antidilutive.

(4)      Reclassifications

         Certain   reclassifications  have  been  made  to  the  1999  condensed consolidated financial statements to conform to the 2000 presentation.

(5)      Debtors Sale of Assets and Discontinued Operations

         On January 31, 2000, the Debtors entered into an agreement ("Purchase Agreement") to sell substantially all of their assets to J D Services. The sale transaction was consummated effective April 1, 2000 pursuant to an order of the Court. Under the terms of the Purchase Agreement, J D Services will pay an aggregate of $2.1 million as follows: (i) forgiveness of $750,000 debtor-in-possession financing previously provided to the Debtors and (ii) assumption of Debtor's obligations to provide telecommunications services to previously activated phone cards "Deferred Liability." The Purchase Agreement also provides that should the Deferred Liability be less than $1.35 million, the Debtors shall be due the difference ("True-up Amount".) As a result of this sale, the Debtors realized a gain of $1,608,806.

         A condition of the Purchase Agreement required that certain agreements, including non-compete agreements among the Company, Debtors and Messrs. Cherkas and Liguori be assigned to J D Services. These agreements with Messrs. Cherkas and Liguori were entered into in connection with the Company's acquisition of Networks Around the World, Inc. ("NATW") in February 1998. To accomplish this assignment, defaults by the Company and the Debtors under the various agreements had to be cured. With respect to Messrs. Cherkas and Liguori, the Company and Debtors entered into an Agreement Regarding The Assignment of Contacts, Cure Amounts and Related Matters on March 7, 2000, which was approved by the Court on March 22, 2000 ("Assignment Agreement".) Under the terms of the Assignment Agreement, the Company, on May 3, 2000, paid Mr. Liguori $15,000 in unpaid bonuses due him and delivered to him 50,000 shares of Common Stock. Also on May 3, 2000, the Company paid Mr. Cherkas $94,000; $64,000 for accrued but unpaid salary and $30,000 for reimbursement of legal fees. As provided by the Assignment Agreement, the Debtors paid Mr. Liguori on May 3, 2000, $110,000 in payment of the note, and related interest, issued in connection with the acquisition of NATW.

         With respect to approximately $1.2 million due Mr. Cherkas under an earn-out agreement entered into in connection with the NATW acquisition ("Earn Out"), under the Assignment Agreement he has agreed to release the Company and Debtors if he receives a minimum payment of $700,000 by October 7, 2000, paid as discussed below. To the extent he does not receive the minimum payment of $700,000, the amount due him by the Company shall be $1.2 million, less any payments he receives under the Assignment Agreement.

         The Assignment Agreement provides that Mr. Cherkas shall receive the following amounts, if any:

         o        The True-up Amount not to exceed $500,000

         o 70% of the amount of the Debtors' available cash remaining after deduction of amounts for unpaid accrued administrative expenses.

         o At the election of the Company, an amount equal to the difference between $700,000 and the amounts otherwise paid him under the Assignment Agreement.

         It is impossible to predict the amount of cash, if any, Mr. Cherkas will receive under the Assignment Agreement and accordingly the Company could be liable to Mr. Cherkas up to $1.2 million if he does not receive a minimum of $700,000 from the Debtors and/or the Company by October 7, 2000. While proceeds from the sales of assets of the Debtors may satisfy the Earn Out, since the Company remains liable should the Debtors not satisfy the debt the entire amount due Mr. Cherkas of $1.2 million is reflected as a liability of the Company on its balance sheet and not the Debtors.

         The Debtors have exclusive right, until May 25, 2000, to file with the Court a plan of liquidation ("Plan"). Such period may be extended at the discretion of the Court. Subject to certain exceptions in the Bankruptcy Code, acceptance of a Plan requires approval of the Court and the affirmative vote (i.e. more than 50% of the number and at least 66 2/3% of the dollar amount, both with regard to claims actually voted) of each class of creditors and equity holders of the Company, whose claims are impaired by the Plan. If the Debtors fail to submit a Plan within the exclusive period prescribed or any extension thereof, any creditor or equity holder will be free to file a Plan with the Court and solicit acceptances thereof. Until the Plan is approved, the impact on the Company of the Plan, if any, cannot be predicted. In addition should the assets of the Debtors not be sufficient to pay administrative priority claims, the Debtors would not be able to confirm a Plan and a trustee would be appointed by the Court to administer the Debtors' estate.

         Operating results from the discontinued operations of the Debtors for each of the three months ended March 31, 2000 and 1999 is as follows:

                                                 2000               1999
                                           -----------------  -----------------
Net sales                                       $ 3,259,959        $ 7,423,389
Cost of sales                                     3,242,223          6,644,873
                                           -----------------  -----------------
Gross Profit                                         17,736            778,516
Selling, general and
   administrative expense                           783,673          1,409,577
Depreciation and amortization                       251,808            364,019
                                           -----------------  -----------------
Operating loss                                   (1,017,745)          (995,080)
Interest income                                           -             14,338
Interest expense                                          -           (201,814)
                                           -----------------  -----------------
Net loss from discontinued
   Operations                                   $(1,017,745)       $(1,182,556)
                                           =================  =================

         Summary balances sheets of the discontinued operations of the Debtors is as follows:

                                                March 31,         December 31,
                                                   2000               1999
                                             ----------------- -----------------

Current assets:
    Cash                                      $     279,905     $       594,143
    Accounts receivable, net                        892,013           1,102,229
    Inventory                                             -             251,776
                                             ----------------- -----------------
         Total current assets                     1,171,918           1,948,148

Property and equipment, net                               -           1,707,684
Other assets, net                                    50,000              50,000
                                             ----------------- -----------------
Total assets of liquidating subsidiaries      $   1,221,918     $     3,705,832
                                             ================= =================
Pre-petition current liabilities:
    Accounts payable                          $   8,975,322     $     8,638,408
    Accrued regulatory fees                       5,836,021           5,836,021
    Other accrued expenses                          138,497             430,967
    Deferred revenues                                     -           1,963,797
    Estimated sales tax liability                 5,402,446           5,429,514
    Notes payable to related party                  110,000             110,000
                                             ----------------- -----------------
                                                 20,462,286          22,408,707

    Post-petition administrative claims             183,904           1,308,181
                                             ----------------- -----------------
Total liquidating subsidiaries' liabilities
   subject to compromise - third parties      $  20,646,190     $    23,716,888
                                             ================= =================

(6)      Debt Settlement

         In connection with the NATW acquisition, the Company issued notes in the aggregate amount of $1 million of which $900,000 were payable to Mr. Cherkas. In December 1998, Mr. Cherkas preliminarily agreed to convert his note into Common Stock. The conversion of the note into 769,750 shares of Common
Stock occurred in March 2000 after deducting from the note $376,185, which represents a reimbursement to the Company of amounts due it under an indemnity contained in the NATW merger agreement.

(7)      Investment in Affiliates

         On February 1, 2000, the Company exchanged its investments in its recently formed subsidiaries Imagine Telecom, Inc. and TalkToGo.com, Inc. for a 44% interest in Enticent.com, Inc. ("Enticent"), also a startup entity. As a result of the transaction the Company will be the largest shareholder of Enticent, owning 44% of the outstanding shares. Accordingly the Company's investment in Enticent is recorded on the equity basis.

(8)      Litigation

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


         On March 17, 1999, Gloria Diaz, Edward Ragar and Charles Ruggieri (all former sales people for the Company's subsidiaries) commenced an action against the Company in the Superior Court of New Jersey, Somerset County Law Division, docket No. L-432-99 alleging that the Company owes them approximately $62,000 in the aggregate for salary, commissions and reimbursement for business expenses. The Company disputes these claims and is defending this matter. The Company believes it has adequately accrued for this liability.

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

(9)      Subsequent Event

         In April 2000, the Company borrowed $125,000 from Mr. Shelly Finkel, chairman and a principal shareholder of the Company at an interest rate of 8% per annum. Subject to the negotiation of a definitive agreement, including provisions regarding repayment and security for the loan, the Company borrowed the money on a demand basis.

(10)     New Accounting Pronouncements

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

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

         Continuing Operations

         The Company has no sales or cost of sales to report for the three months ended March 31, 2000 and 1999 because of the discontinuance of the Company's phone card business and because the results of operations of the Company's investment in Enticent are reported on the equity method.

         General and administrative expenses consist mainly of salaries and professional fees. Salary expense during the three months ended March 31, 2000 declined from that which was reported in the similar period of 1999 as a result of the decline in the number of employees. Salary expense in the three months ended March 31, 2000 was further reduced as a result of the Debtors' reimbursing the Company for service performed by the Company's employees on their behalf. Such reimbursement will cease as the Debtors' operations wind-down. Professional fees during the year 2000 period also declined from that reported in 1999 as a result of a lower level of activity.

         Equity in net loss from affiliate for the three months ended March 31, 2000 reflects the Company's share of the net loss of Enticent for that period. Enticent began operations effectively in late 1999.

         The per share loss from continuing operations decline in the three months ended March 31, 2000 from that reported in the prior year as a result of the aforementioned decline in general and administrative expenses.

         Discontinued Operations

         The loss from discontinued operations for the three months ended March 31, 2000 declined slightly from that reported in the similar period in the prior year as a result of a decline in activity. The gain on disposal of discontinued operations results from the sale of the Debtors' fixed assets to J D Services effective March 31, 2000.

Liquidity and Capital Resources

         The Company has incurred significant losses and negative earnings before interest, tax and depreciation and amortization during 1997, 1998 and 1999. As a result of the Company's long history of losses in the prepaid phone card business, coupled with an increasingly competitive environment, the Company elected to exit the prepaid phone card business. To accomplish this, the Debtors filed voluntary petitions with the Court for the District of Delaware under Chapter 11 of the Bankruptcy Code on October 28, 1999. The Debtors have sold their fixed assets and intend to liquidate the remaining assets of the phone card operations with the proceeds of such sale and liquidation to be distributed to the Debtors' creditors pursuant to a liquidating plan of reorganization

         At March 31, 2000, the Company, excluding the assets and liabilities relating to the Debtors, had cash of $58,000 and a working capital deficit of $4.7 million. At March 31, 2000 substantially all the Company's approximately $4.8 million in current liabilities relate to indebtedness incurred in connection with the discontinued phone card business. Because of contractual obligations, these liabilities are the obligations of the Company rather than the Debtors, and are due to less than 10 creditors. The Company is currently negotiating with those parties in an effort to settle the amounts due at less than the amount recorded on the balance sheet. In April 2000, the Company borrowed $125,000 from Mr. Shelly Finkel, chairman and a principal shareholder of the Company at an interest rate of 8% per annum. Subject to the negotiation of a definitive agreement, including provisions regarding repayment and security for the loan, the Company borrowed the money on a demand basis.

         The Company's ability to continue in operation and execute its new business plan is subject to various factors including, but not limited to, resolving its aforementioned outstanding liabilities, and raising additional capital. Management of the Company cannot presently predict the outcome of these matters and there can be no assurance that the Company will be successful in any of these endeavors or that Mr. Finkel will provide additional financing to the Company.

         The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, absent the Company's ability to execute its plans to reduce its outstanding liabilities and raise additional capital, the Company may be unable to continue as a going concern, which could significantly impact the liquidation or settlement value of its assets and liabilities.

         At December 31, 1999, the Company had net operating loss carryforwards ("NOLs") exceeding $38.9 million available to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended, utilization of prior NOLs is limited after an ownership change, as defined in this section, to an amount equal to the value of the loss corporation's outstanding stock immediately before the date of the ownership change, multiplied by the federal long-term tax-exempt rate in effect during the month that the ownership change occurred. The Company is subject to limitations on the use of its NOLs as provided pursuant to Section 382. Accordingly, there can be no assurance that a significant amount of existing NOLs will be utilized by the Company.

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

(c)      Recent Sales of Unregistered Securities

         During the quarter ended March 31, 2000 the Company made the following sales of unregistered securities.

                                                                                                              If Option, Warrant
                                                          Consideration Received and      Exemption             or Convertible
                                                        Description of Underwriting or       from             Security, Terms of
                                                       Other Discounts to Market Price   Registration            Exercise or
 Date of Sale    Title of Security     Number Sold          Afforded to Purchasers         Claimed                Conversion
 ------------    -----------------     -----------          ----------------------         -------            ------------------
  3/9/00         Common Stock            769,750       Conversion of notes payable to        4(2)
                                                       related party
 3/10/00         Common Stock             10,000       In lieu of cash for litigation        4(2)
                                                       settlement

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         27       Financial Data Schedule

(b)      Current Reports on Form 8-K

         Current Report on Form 8-K, dated January 31, 2000, filed with the SEC on March 6, 2000, relating to sale of assets by certain subsidiaries operating under voluntary protection under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware.

                                   SIGNATURES

         In accordance with requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 12, 2000


                                      GLOBAL TELECOMMUNICATION SOLUTIONS, INC.



                                      By: /s/ Lee R. Montellaro
                                          --------------------------------------
                                          Lee R. Montellaro, Vice President and
                                          Principal Financial Officer