Form 10QSB
period 2000-06-30
GLOBAL ITECHNOLOGY INC
filed 2000-09-01
CIK 925004

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     June 30,2000


( )      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from _________________ to ______________


                         Commission file number 1-13478

                            GLOBAL iTECHNOLOGY, INC.
        (Exact name of small business issuer as specified in its charter)


                    Delaware                             13-3698386
        --------------------------------            -------------------
        (State or other jurisdiction of       (IRS Employer Identification No.)
          incorporation or organization)



             317 Madison Avenue, Suite 807, New York, New York 10017
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 697-6131
                                 --------------
                 (Issuer's telephone number including area code)

                    GLOBAL TELECOMMUNICATION SOLUTIONS, INC.
                    ----------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 26, 2000, the issuer had outstanding 16,771,841 shares of Common Stock, par value $.01 per share.

                    GLOBAL iTECHNOLOGY, INC. AND SUBSIDIARIES

Part I.  Financial Information

Item 1.      Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets - June 30, 2000
               (unaudited) and December 31, 1999                            3
             Condensed Consolidated Statements of Operations - Three
               and six months ended June 30, 2000 and 1999 (unaudited)      4
             Condensed Consolidated Statements of Cash Flows  - Six
               months ended June 30, 2000 and 1999 (unaudited)              5
             Notes to Condensed Consolidated Financial Statements           6
Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         11

Part II. Other Information

Item 2.        Changes in Securities and Use of Proceeds                   14
Item 4.        Submission of Matters to a Vote of Security Holders         14
Item 5.        Other Information                                           14
Item 6.        Exhibits and Reports on Form 8-K                            15
Signatures                                                                 15


         The accompanying notes are an integral part of these condensed consolidated financial statements

                                          GLOBAL iTECHNOLOGY, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           (Unaudited)
                                                                                             June 30,         December 31,
                                                                                               2000               1999
                                                                                          ---------------   ------------------
                                                           Assets

Current assets:
    Cash                                                                                        $ 51,665            $ 302,067
    Other assets                                                                                  17,356               44,635
                                                                                           --------------   ------------------
         Total current assets                                                                     69,021              346,702

Investment in and advances to affiliate                                                          100,000              140,502
Equipment, net                                                                                     6,211               26,640
Assets of liquidating subsidiaries                                                               828,621            3,705,832
                                                                                                 -------            ---------
                                                                                              $1,003,853          $ 4,219,676
                                                                                              ==========          ===========

                                       Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
    Accounts payable                                                                          $1,318,446          $ 1,053,612
    Demand loans payable-related parties                                                         200,000            -
    Accrued license fee                                                                        1,221,979            1,221,979
    Accrued earn-out to related party                                                          1,200,000            1,200,000
    Other accrued expenses                                                                       848,571            1,302,026
                                                                                                 -------            ---------
          Total current liabilities                                                            4,788,996            4,777,617

Other liabilities:
   Notes payable to related party                                                              -                      628,815
   Liquidating subsidiaries' liabilities subject to compromise - third parties                20,256,357           23,716,888
                                                                                              ----------           ----------
          Total liabilities                                                                   25,045,353           29,123,320
                                                                                              ----------           ----------

Commitments and Contingencies

Stockholders' Equity (Deficit)
    Preferred stock - $.01 par value, authorized 1,000,000 shares;
         none issued and outstanding                                                           -                    -
    Common stock, $.01 par value, authorized 35,000,000 shares;
         Issued 15,609,732 and 14,727,882                                                        156,097              147,278
    Additional paid-in capital                                                                56,918,471           56,233,248
    Accumulated deficit                                                                      (81,069,290)         (81,237,392)
    Accumulated other comprehensive income                                                        23,089               23,089
    Less: Treasury stock, 47,891 shares                                                          (69,867)             (69,867)
                                                                                                --------             --------
            Total stockholders' equity (deficit)                                             (24,041,500)         (24,903,644)
                                                                                            ------------         ------------
                                                                                             $ 1,003,853          $ 4,219,676
                                                                                             ===========          ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements

                    Global iTechnology, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                          Three months ended                       Six months ended
                                                               June 30,                                June 30,
                                                               --------                                --------
                                                         2000                1999                 2000                1999
                                                   -----------------    ---------------     -----------------    ----------------
General and administrative expenses                       $ 116,504           $475,842              $316,032            $773,727
Depreciation and amortization                                                    4,444                                     8,127
                                                   -----------------    ---------------     -----------------    ----------------
                 Operating loss                            (116,504)          (480,286)             (316,032)           (881,854)

Equity in net loss from affiliate                           (79,390)           -                    (105,419)            -
                                                   -----------------    ---------------     -----------------    ----------------
Loss from continuing operations                            (195,894)          (480,286)             (421,451)           (881,854)
                                                   -----------------    ---------------     -----------------    ----------------

Discontinued operations:
    Loss from discontinued operations                        (1,508)        (4,186,114)           (1,019,253)         (5,370,379)
    Gain on disposal of discontinued operations           -                   -                    1,608,806            -
                                                   -----------------    ---------------     -----------------    ----------------

Income (loss) from discontinued operations                   (1,508)        (4,186,114)              589,553         (5,370,379)
                                                   -----------------    ---------------     -----------------    ----------------

Income (loss) before extraordinary item                    (197,402)        (4,666,400)              168,102         (6,252,233)

Extraordinary loss on conversion of debt                  -                   -                    -                 (1,420,172)
                                                   -----------------    ---------------     -----------------    ----------------
Net income (loss)                                        $(197,402)        $(4,666,400)             $168,102        $ (7,672,405)
                                                         ==========        ===========              ========        ============

Basic and diluted income (loss) per share:
     Loss from continuing operations                        $ (.01)             $ (.03)               $ (.03)            $  (.06)
     Loss from discontinued operations                    -                       (.29)                  .04                (.38)
     Extraordinary loss on conversion of debt             -                   -                    -                        (.10)
                                                   -----------------    ---------------     -----------------    ----------------
     Basic and diluted income (loss) per share              $ (.01)             $ (.32)               $  .01             $  (.54)
                                                            =======            =======                ======             ========
     Weighted average shares outstanding-basic
       and diluted                                       15,536,841         14,429,081            15,169,620          14,167,539
                                                         ==========         ==========            ==========          ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements

                    GLOBAL iTECHNOLOGY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Six months ended
                                                                                              June 30,
                                                                                --------------------------------------
                                                                                      2000                 1999
                                                                                -----------------    -----------------
Operating activities:
Net income (loss)                                                                       $168,102         $(7,672,405)
Adjustment to reconcile net loss to net cash used in operating activities:
    Loss from discontinued operations                                                  1,019,253           6,252,233
    Depreciation and amortization                                                      -                       8,127
    Loss on debt conversion                                                            -                   1,420,172
    Issuance of stock for litigation settlements                                          24,689            -
    Gain on disposal of discontinued operations                                       (1,608,806)           -
    Loss from equity investment                                                          105,409            -
Changes in operating assets and liabilities:
    Other assets                                                                          60,152              99,446
    Accounts payable and accrued expenses                                               (188,621)            438,872
    Accrued license fees                                                               -                     296,428
    Accrued note and earn-out to related party                                         -                    (136,544)
                                                                                -----------------    -----------------
Cash provided (used) by continuing operating activities                                 (419,822)            706,329
Cash (used) by discontinued operating activities                                       -                    (683,753)
                                                                                -----------------    -----------------
   Cash provided (used) by operating activities                                         (419,822)             22,576
                                                                                -----------------    -----------------

Cash flows from investing activities:
    Purchase of equipment                                                                  6,211             679,503
    Advances to affiliate                                                                 64,907
                                                                                -----------------    -----------------
          Net cash (used) by investing activities                                        (71,118)           (679,503)
                                                                                -----------------    -----------------

Cash flows from financing activities:
    Proceeds from short term borrowings                                                  200,000             450,000
    Proceeds from exercise of stock options                                               40,538
                                                                                -----------------    -----------------
            Net cash (used) by financing activities                                      240,538             450,000
                                                                                -----------------    -----------------
               Net change in cash                                                       (250,402)           (206,927)
Cash, beginning of period                                                                302,067           1,604,166
                                                                                -----------------    -----------------
Cash, end of period                                                                      $51,665          $1,397,239
                                                                                =================    =================
Supplemental disclosures:
   Fair value of common stock issued upon note conversion                             -                   $3,944,992
                                                                                =================    =================
   Conversion of note payable to related party into common stock                        $628,815           -
                                                                                =================    =================
   Cash paid for interest                                                              -                     $25,197
                                                                                =================    =================

         The accompanying notes are an integral part of these condensed consolidated financial statements

                    GLOBAL iTECHNOLOGY, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2000
                                   (unaudited)

(1)      Business and Basis of Presentation

Business

         Global iTechnology, Inc., formerly known as Global Telecommunication Solutions, Inc., (the "Company") was incorporated on December 23, 1992 and historically, through certain subsidiaries, was engaged in the marketing and distribution of prepaid phone cards. As a result of the Company's subsidiaries long history of losses in the prepaid phone card business, coupled with an increasingly competitive environment, the Company's Board of Directors adopted a plan to discontinue and sell the prepaid phone card business. To facilitate the possible sale of the phone card assets, these subsidiaries filed voluntary petitions with the U.S. Bankruptcy Court for the District of Delaware ("Court") under Chapter 11 of the U.S. Bankruptcy Code on October 28, 1999. The subsidiaries of the Company that filed for Court protection are Global Link Telecom Corporation, GTS Holding Corp., Inc., TelTime, Inc., Network Services System, Inc., Network Services System, L.P., GTS Marketing, Inc., Global Telecommunication Solutions, L.P., Networks Around the World, Inc. and Centerpiece Communications, Inc. (collectively the "Debtors"). On January 31, 2000, the Debtors entered into an agreement to sell their fixed assets to J D Services, Inc. ("J D Services") (See below.)

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

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

(2)      Going Concern

         At June 30, 2000 the Company, excluding the assets and liabilities relating to the Debtors, had cash of $52,000 and a working capital deficit of $4.7 million. Subsequent to June 30, 2000, the Company continues to generate negative cash losses from operations.

         At June 30, 2000 substantially all the Company's current liabilities relate to indebtedness incurred in connection with the discontinued phone card business. These liabilities were incurred by the Company rather than the Debtors, and are due to less than 10 entities. The Company is currently negotiating with the various parties in an effort to reach settlements regarding the amounts due. The Company is attempting to settle these liabilities on favorable terms to the Company.

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

(3)      Income (Loss) Per Share

         For the three and six months ended June 30, 2000 and 1999 income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common Stock. For the six months ended June 30, 2000 diluted income (loss) per share has not been presented to include the effect of Common Stock equivalents since the income relates to the disposal of the discontinued operations. For the other periods presented, common stock equivalents are excluded from the income (loss) per share calculation because the effect would be antidilutive.

(4)      Reclassifications

         Certain   reclassifications  have  been  made  to  the  1999  condensed consolidated financial statements to conform to the 2000 presentation.

(5)      Debtors Sale of Assets and Discontinued Operations

         On January 31, 2000, the Debtors entered into an agreement ("Purchase Agreement") to sell substantially all of their assets to J D Services. The sale transaction was consummated effective April 1, 2000 pursuant to an order of the Court. Under the terms of the Purchase Agreement, J D Services paid an aggregate of $2.1 million as follows: (i) forgiveness of $750,000 debtor-in-possession financing previously provided to the Debtors and (ii) assumption of Debtor's obligations to provide telecommunications services to previously activated phone cards "Deferred Liability." The Purchase Agreement also provides that should the Deferred Liability be less than $1.35 million, the Debtors shall be due the difference ("True-up Amount".) As a result of this sale, the Debtors realized a gain of $1,608,806. In addition, subsequent to June 30, 2000, the True-up amount was determined to be $200,000.

         A condition of the Purchase Agreement required that certain agreements, including non-compete agreements among the Company, Debtors and Messrs. Cherkas and Liguori be assigned to J D Services. These agreements with Messrs. Cherkas and Liguori were entered into in connection with the Company's acquisition of Networks Around the World, Inc. ("NATW") in February 1998. To accomplish this assignment, defaults by the Company and the Debtors under the various agreements had to be cured. With respect to Messrs. Cherkas and Liguori, the Company and Debtors entered into an Agreement Regarding The Assignment of Contracts, Cure Amounts and Related Matters on March 7, 2000, which was approved by the Court on March 22, 2000 ("Assignment Agreement".) Under the terms of the Assignment Agreement, the Company, on May 3, 2000, paid Mr. Liguori $15,000 in unpaid bonuses due him and delivered to him 50,000 shares of Common Stock. Also on May 3, 2000, the Company paid Mr. Cherkas $94,000; $64,000 for accrued but unpaid salary and $30,000 for reimbursement of legal fees. As provided by the Assignment Agreement, the Debtors paid Mr. Liguori on May 3, 2000, $110,000 in payment of the note, and related interest, issued in connection with the acquisition of NATW.

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

         The Assignment Agreement provides that Mr. Cherkas shall receive the following amounts, if any:

         o The True-up Amount not to exceed $500,000 which amount has been determined to be $200,000.
         o 70% of the amount of the Debtors' available cash remaining after deduction of amounts for unpaid accrued administrative expenses.
         o At the election of the Company, an amount equal to the difference between $700,000 and the amounts otherwise paid him under the Assignment Agreement.

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

         The Debtors had exclusive right, until May 25, 2000, to file with the Court a plan of liquidation ("Plan"), which they did file on a timely basis. Subject to certain exceptions in the Bankruptcy Code, acceptance of a Plan requires approval of the Court and the affirmative vote (i.e. more than 50% of the number and at least 66 2/3% of the dollar amount, both with regard to claims actually voted) of each class of creditors and equity holders of the Company, whose claims are impaired by the Plan. If the Debtors fail to receive approval of the Plan or a modification thereof by October 24, 2000, any creditor or equity holder will be free to file a Plan with the Court and solicit acceptances thereof. Until the Plan is approved, the impact on the Company of the Plan, if any, cannot be predicted. In addition should the assets of the Debtors not be sufficient to pay administrative priority claims, the Debtors would not be able to confirm a Plan and a trustee would be appointed by the Court to administer the Debtors' estate.

         Operating results from the discontinued operations of the Debtors for the six months ended June 30 is as follows:

                                             2000                  1999
                                       ------------------   -------------------
        Net sales                            $ 3,259,959           $17,241,003
        Cost of sales                          3,242,223            16,360,977
                                       ------------------   -------------------
        Gross Profit                              17,736               880,026
        Selling, general and
           administrative expense                767,445             3,097,757
        Depreciation and amortization            251,808               804,573
        Goodwill impairment                       -                  2,144,087
                                       ------------------   -------------------
        Operating loss                       (1,019,253)           (5,166,391)
        Interest income                        -                        24,240
        Interest expense                       -                     (228,228)
                                       ------------------   -------------------
        Net loss from discontinued
           Operations                       $(1,019,253)         $(5,370,379)
                                            ============         ============

   Summary balances sheets of the discontinued operations of the Debtors is as follows:

                                                       June 30,                December 31,
                                                         2000                      1999
                                                   -----------------       -------------------
               Current assets:
                   Cash                                    $792,593                $  594,143
                   Accounts receivable, net                  36,028                 1,102,229
                   Inventory                              -                           251,776
                                                   -----------------       -------------------
                        Total current assets                828,621                 1,948,148

               Property and equipment, net                                          1,707,684
               Other assets, net                                                       50,000
                                                   -----------------       -------------------
               Total assets of liquidating
               subsidiaries                                $828,621               $ 3,705,832
                                                   =================       ===================

               Pre-petition current liabilities:
                   Accounts payable                      $8,899,793               $ 8,638,408
                   Accrued regulatory fees                5,836,021                 5,836,021
                   Other accrued expenses                 -                           430,967
                   Deferred revenues                      -                         1,963,797
                   Estimated sales tax liability          5,402,446                 5,429,514
                   Notes payable to related
                     party                                -                           110,000
                                                   -----------------       -------------------
                                                         20,138,260                22,408,707
                   Post-petition administrative
                      claims                                118,097                 1,308,181
                                                   -----------------       -------------------
               Total liquidating subsidiaries'
               liabilities subject to compromise
                  - third parties                       $20,256,357               $23,716,888
                                                   =================       ====================

(6)      Debt

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

         In April 2000, the Company borrowed $125,000 from Mr. Shelly Finkel, chairman and a principal shareholder of the Company at an interest rate of 8% per annum on a demand basis. The Company also borrowed an aggregate of $75,000 from two shareholders of the Company under similar terms and conditions in June 2000.

(7)      Investment in Affiliates

         On February 1, 2000, the Company exchanged its investments in its recently formed subsidiaries Imagine Telecom, Inc. and TalkToGo.com, Inc. for a 44% interest in Enticent.com, Inc. ("Enticent"), also a startup entity. As a result of the transaction the Company will be the largest shareholder of Enticent, owning 44% of the outstanding shares. Accordingly the Company's investment in Enticent, with a cost basis of $205,000, is recorded on the equity basis.

(8)      Litigation

         On February 7, 2000, Star Telecommunications Inc. ("Star") obtained a judgment against the Company in the total amount of $233,557. Star brought an action against the Company for failure to pay Star for international long-distance telecommunications services which Star provided to the Company's operating subsidiaries under a Carrier Service Agreement entered into between Star and the Company. The Company believes it has adequately accrued for this liability.

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

(9)      Subsequent Event

         In July 2000, the Company borrowed $175,000 from two shareholders of the Company at an interest rate of 8% per annum on a demand basis. In August 2000, the Company borrowed an aggregate of an additional $330,000 from Mr. Finkel and two other shareholders. These loans, plus the previous loans, were converted into three term loans, each in the amount of $235,000 payable the earlier of August 10, 2001 or upon the receipt by the Company of $1 million in proceeds from a financing. These loans bear interest at 8% and are secured by the Company's stock ownership in Certificate Express, Inc. ("CEI"). The proceeds from the $330,000 in loans are for CEI's working capital needs. In addition the Company issued to the lenders warrants, expiring in August 2003, to acquire an aggregate of 66,000 shares of Common Stock at a price of $.1875 per share,

         On August 11, 2000 the Company acquired all the outstanding shares of CEI. The purchase price was 1.2 million shares of Common Stock issuable at closing, and an additional 950,000 shares payable upon CEI attaining certain performance goals. Pursuant to the Agreement, the Company is required to advance up to $900,000 to fund CEI's operations, in the event the Company fails to make required advances when due, the Company is required to transfer the assets of CEI to the former CEI shareholders.

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

Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

   Continuing Operations

         The Company has no sales or cost of sales to report for the three months ended June 30, 2000 and 1999 because of the discontinuance of the Company's phone card business and because the results of operations of the Company's investment in Enticent are reported on the equity method.

         General and administrative expenses consist mainly of salaries and professional fees. In the three months ended June 30, 2000 the Company reversed accruals made in previous periods aggregating approximately $125,000. This was done because these accruals are no longer deemed necessary resulting in a reduction in general and administrative expenses by that amount. Salary expense during the three months ended June 30, 2000 declined from that which was reported in the similar period of 1999 as a result of the decline in the number of employees. Salary expense in the three months ended June 30, 2000 was further reduced as a result of the Debtors' reimbursing the Company for service performed by the Company's employees on their behalf. Such reimbursement will cease as the Debtors' operations wind-down. Professional fees during the year 2000 period also declined from that reported in 1999 as a result of a lower level of activity.

         Equity in net loss from affiliate for the three months ended June 30, 2000 reflects the Company's share of the net loss of Enticent for that period. Enticent began operations effectively in late 1999. In as much as the Company has not received financial statements from Enticent, as required by the shareholder agreement between the two companies, for the three months ended June 30, 2000, the equity in net loss from affiliate was determined based upon available information.

         The per share loss from continuing operations declined in the three months ended June 30, 2000 from that reported in the prior year as a result of the aforementioned decline in general and administrative expenses.

   Discontinued Operations

         During the three months ended June 30, 2000 current operations consist of the continued liquidation of that business under the bankruptcy statutes. The loss from discontinued operations for the three months ended June 30, 2000 declined substantially from that reported in the similar period in the prior year as a result of the Debtors ceasing operations on March 31, 2000. Additionally, during the three months ended June 30, 2000 the reserve for bad debts was reduced by approximately $215,000 resulting in a similar decline in selling, general and administrative expenses.

         The loss the Company recorded in the quarter ended December 31, 1999 of $2,144,087 to reflect the impairment of goodwill related to the phone card business, has been retroactively reflected in the loss from discontinued operations for the three months ended June 30, 2000.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

   Continuing Operations

         The Company has no sales or cost of sales to report for the six months ended June 30, 2000 and 1999 because of the discontinuance of the Company's phone card business and because the results of operations of the Company's investment in Enticent are reported on the equity method.

         General and administrative expenses consist mainly of salaries and professional fees. Salary expense during the six months ended June 30, 2000 declined from that which was reported in the similar period of 1999 as a result of the decline in the number of employees. Salary expense in the six months ended June 30, 2000 was further reduced as a result of the Debtors' reimbursing the Company for service performed by the Company's employees on their behalf. Such reimbursement will cease as the Debtors' operations wind-down. Professional fees during the year 2000 period also declined from that reported in 1999 as a result of a lower level of activity. General and administrative expenses were further reduced as a result of the aforementioned reversal of certain accruals.

         Equity in net loss from affiliate for the six months ended June 30, 2000 reflects the Company's share of the net loss of Enticent for that period calculated, as discussed above, based on management's estimates. Enticent began operations effectively in late 1999.

         The per share loss from continuing operations declined in the six months ended June 30, 2000 from that reported in the prior year as a result of the aforementioned decline in general and administrative expenses.

   Discontinued Operations

         The loss from discontinued operations for the six months ended June 30, 2000 declined substantially from that reported in the similar period in the prior year as a result of the Debtors ceasing operations on March 31, 2000. The gain on disposal of discontinued operations results from the sale of the Debtors' fixed assets to J D Services effective March 31, 2000.

   Extraordinary Item

         During the six months ended June 30, 1999 the Company recorded non-cash loss upon the conversion of outstanding debt into common stock.

Liquidity and Capital Resources

         As a result of the Company's long history of losses in the prepaid phone card business, coupled with an increasingly competitive environment, the Company elected to exit the prepaid phone card business. To accomplish this, the Debtors filed voluntary petitions with the Court for the District of Delaware under Chapter 11 of the Bankruptcy Code on October 28, 1999. The Debtors have sold their fixed assets and intend to liquidate the remaining assets of the phone card operations with the proceeds of such sale and liquidation to be distributed to the Debtors' creditors pursuant to a liquidating plan of reorganization

         At June 30, 2000, the Company, excluding the assets and liabilities relating to the Debtors, had cash of $52,000 and a working capital deficit of $4.7 million. At June 30, 2000 approximately $4.4 million of the Company's current liabilities relate to indebtedness incurred in connection with the discontinued phone card business. Because of contractual obligations, these liabilities are the obligations of the Company rather than the Debtors, and are due to less than 10 creditors. The Company is currently negotiating with those parties in an effort to settle the amounts due at less than the amount recorded on the balance sheet.

         In April 2000, the Company borrowed, on a demand basis $125,000 from Mr. Shelly Finkel, chairman and a principal shareholder of the Company at an interest rate of 8% per annum. In June and July 2000, the Company borrowed on a demand basis an aggregate of $250,000 from two shareholders at an interest rate of 8% per annum. In August 2000, the Company borrowed an aggregate of an additional $330,000 from Mr. Finkel and two shareholders. These loans, plus the previous loans, were converted into three term loans, each in the amount of $235,000 payable the earlier of August 10, 2001 or upon the receipt by the Company of $1 million in proceeds from a financing. These loans bear interest at 8% and are secured by the Company's stock ownership in CEI. The proceeds from the $330,000 in loans are for CEI's working capital needs. . In addition the Company issued to the lenders warrants, expiring in August 2003, to acquire an aggregate of 66,000 shares of Common Stock at a price of $.1875 per share. In connection with the Company's acquisition of CEI, the Company agreed to make up to $900,000 available to CEI in the form of working capital loans. If the Company fails to make required advances to CEI, the Company is required to transfer the assets of CEI to its former shareholders.

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

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

(c)      Recent Sales of Unregistered Securities

   During the quarter ended June 30, 2000 the Company made the following sales of unregistered securities.

                                                                                                        If Option, Warrant
                                                        Consideration Received and    Exemption from      or Convertible
                                                        Description of Underwriting    Registration     Security, Terms of
                                                       or Other Discounts to Market       Claimed          Exercise or
   Date of Sale      Title of Security   Number Sold               Price                  -------           Conversion
   ------------      -----------------   -----------        Afforded to Purchasers                          ----------
                                                           ----------------------
May 3, 2000         Common Stock            50,000         Settlement of Possible          4(2)
                                                            Litigation

Item 4. Submission of Matters to a Vote of Security Holders

         On June 29, 2000, the Company held its annual meeting of stockholders, at which the Company's considered the change in the Company's name, the election of directors and the approval of an amendment to the Company's 1994 Performance Equity Plan ("1994 Plan".)

         Stockholders voted to change the Company's name to Global iTechnology, Inc. 11,375,234 shares were voted for, 22,232 voted against and 5,516 abstained from voting on the amendment.

         Stockholders voted to elect Donald L. Ptalis and Alan W. Kaufman to serve as directors for the ensuing two-year period until his respective successor is elected and qualified and shareholders voted to elect Jack N. Tobin for the for the ensuing three-year period until his respective successor is elected and qualified. Messrs. Ptalis, Kaufman and Tobin received 11,364,321, 11,364,321 and 11,254,321 votes respectively for their election and 39,661, 39,661, and 39,661 votes respectively were withheld.

         The stockholders also voted on the approval of an amendment to the 1994 Plan to increase the number of shares of Common Stock available for issuance upon the exercise of options and other awards granted or which may be granted thereunder from 1,500,000 to 3,500,000. 5,306,725 shares were voted for the amendment to the 1994 Plan, 161,431 shares were voted against the amendment to the 1994 Plan, 17,550 shares abstained from voting on the amendment to the 1994 Plan and 5,918,276 shares were not voted.

Item 5.  Other Information

         Pursuant to a Security Exchange Agreement dated as of August 4, 2000 ("Agreement") and related closing agreements dated as of August 11,2000, the Company acquired 100% of the outstanding capital stock of Certificate Express, Inc., a Delaware corporation ("CEI") from the shareholders of CEI, a privately held financial transaction technology company based in Bethesda, Maryland. The consideration for the CEI shares was an aggregate 1,200,000 shares of the Company's common stock and three year warrants to purchase an additional 225,000 shares of common stock for $2.00 per share. The former CEI shareholders may earn up to an additional 950,000 shares if certain performance targets related to the issuance of a patent for the technology developed by CEI is issued and a certain number of transactions are processed by CEI, each within a specified period of time. The number of shares of the Company's common stock received by the CEI shareholders is further subject to adjustment to protect the former CEI shareholders from dilutive issuances of common stock in the manner described in the Agreement.

         The description contained herein of the transaction is qualified in its entirety by reference to the Securities

Exchange Agreement dated as of August 4, 2000 and related documents which are attached as Exhibits to this filing.

         In July 2000, the Company borrowed $175,000 from two shareholders of the Company at an interest rate of 8% per annum on a demand basis. In August 2000, the Company borrowed an aggregate of an additional $330,000 from Mr. Finkel and two other shareholders. These loans, plus the previous loans, were converted into three term loans, each in the amount of $235,000 payable the earlier of August 10, 2001 or upon the receipt by the Company of $1 million in proceeds from a financing. These loans bear interest at 8% and are secured by the Company's stock ownership in CEI. The proceeds from the $330,000 in loans are for CEI's working capital needs. In addition the Company issued to the lenders warrants, expiring in August 2003, to acquire an aggregate of 66,000 shares of Common Stock at a price of $.1875 per share,

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

3.1            Amendment to Certificate of Incorporation dated July 5, 2000
4.1            Form of Warrant exercisable at $.1875 expiring August 10, 2003
4.2            Form of Warrant exercisable at $2.00 expiring August 10, 2003
10.1           Securities Exchange Agreement dated as of August 4, 2000 by and between Global  iTechnology,  Inc. and
               the shareholders of Certificate Express, Inc.
10.2           Form of Letter Agreement with secured lenders dated
               August 11, 2000
10.3           Form of 8% Secured Note due August 10, 2001 in the aggregate principal amount of $705,000.
10.4           Form of Pledge, Escrow and Security Agreement dated as of
               August 11, 2000
27             Financial Data Schedule

                                   SIGNATURES

         In accordance with requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 31, 2000

                                           GLOBAL iTECHNOLOGY, INC.


                                           By: /s/ Lee R. Montellaro
                                               -------------------------
                                               Lee R. Montellaro, Vice President
                                               and Principal Financial Officer