Form 10QSB
period 2000-09-30
GLOBAL ITECHNOLOGY INC
filed 2000-11-21
CIK 925004

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     September 30, 2000


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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 20, 2000, the issuer had outstanding 16,771,841 shares of Common Stock, par value $.01 per share.

                    GLOBAL iTECHNOLOGY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

Part I.  Financial Information

Item 1.      Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets - September
                30, 2000 (unaudited) and December 31, 1999                 3

              Condensed Consolidated Statements of Operations -
                Three and nine months ended September 30, 2000
                and 1999 and July 1, 2000, date of commencement
                of development stage, to September 30, 2000
                (unaudited)                                                4

              Condensed Consolidated Statements of Cash Flows -
                Nine months ended September 30, 2000 and 1999 and
                July 1, 2000, date of commencement of development
                stage, to September 30, 2000 (unaudited)                   5

              Notes to Condensed Consolidated Financial Statements         6

Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       12


Part II. Other Information

Item 1.        Legal Proceedings                                          15
Item 2.        Changes in Securities and Use of Proceeds                  15
Item 5.        Other Information                                          15
Item 6.        Exhibits and Reports on Form 8-K                           16
Signatures                                                                16

                    GLOBAL iTECHNOLOGY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          (Unaudited)
                                                                                         September 30,        December 31,
                                                                                             2000                 1999
                                                                                       ------------------   ------------------
                                           Assets
Current assets:
    Cash                                                                                        $ 60,234           $ 302,067
    Other assets                                                                                  29,713              44,635
                                                                                                  ------            --------
         Total current assets                                                                     89,947             346,702

Investment in and advances to affiliate                                                              -               140,502
Goodwill, net                                                                                    485,096                 -
Computers and software, net                                                                       53,977              26,640
Assets of liquidating subsidiaries                                                               392,667           3,705,832
                                                                                                 -------           ---------
                                                                                              $1,021,687         $ 4,219,676
                                                                                              ==========         ===========

                        Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
    Accounts payable                                                                          $1,317,408         $ 1,053,612
    Loans payable-related parties                                                                705,000                 -
    Accrued license fee                                                                        1,221,979           1,221,979
    Accrued earn-out to related party                                                            748,506           1,200,000
    Other accrued expenses                                                                       794,911           1,302,026
                                                                                                 -------           ---------
          Total current liabilities                                                            4,787,804           4,777,617

Other liabilities:
   Notes payable to related party                                                                    -               628,815
   Liquidating subsidiaries' liabilities subject to compromise - third parties                20,180,941          23,716,888
                                                                                              ----------          ----------
          Total liabilities                                                                   24,968,745          29,123,320
                                                                                              ----------          ----------

Commitments and Contingencies

Stockholders' Equity (Deficit)
    Preferred stock - $.01 par value, authorized 1,000,000 shares;
         none issued and outstanding                                                                 -                   -
    Common stock, $.01 par value, authorized 35,000,000 shares;
         Issued 16,819,732 and 14,727,882                                                        168,098             147,278
    Additional paid-in capital                                                                57,167,652          56,233,248
    Deficit accumulated during development stage                                                (162,466)                -
    Accumulated deficit                                                                      (81,073,564)        (81,237,392)
    Accumulated other comprehensive income                                                        23,089              23,089
    Less: Treasury stock, 47,891 shares                                                          (69,867)            (69,867)
                                                                                                --------            --------
            Total stockholders' equity (deficit)                                             (23,947,058)        (24,903,644)
                                                                                            ------------         -----------
                                                                                              $1,021,687         $ 4,219,676
                                                                                              ==========         ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements

                    GLOBAL iTECHNOLOGY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                                      July 1, 2000
                                                                                                                Date of Commencement
                                                                                                                     Of Development
                                         Three Months Ended                       Nine Months Ended                     Stage to
                                           September 30,                            September 30,                     September 30,
                                -----------------------------------    ----------------------------------------    -----------------
                                      2000               1999                  2000                 1999                  2000
                                ---------------    ----------------    ------------------    ------------------    -----------------
OPERATING EXPENSES:
  General and administrative
    expenses                          $149,393          $ 378,915              $465,425           $ 1,253,283           $149,393
  Depreciation and
    amortization                        13,073              4,339                13,073                11,825             13,073
                                ---------------    ----------------    ------------------    ------------------    -----------------
Operating loss                        (162,466)          (383,254)             (478,498)           (1,265,108)          (162,466)
Equity in net income (loss)
  from affiliate                      (100,000)            43,469              (205,419)               43,469               -
                                ---------------    ----------------    ------------------    ------------------    -----------------
Loss from continuing
  operations                          (262,466)          (339,785)             (683,917)           (1,221,639)          (162,466)
                                ---------------    ----------------    ------------------    ------------------    -----------------
Discontinued operations:
    Loss from discontinued
      operations                      (107,171)        (4,989,629)           (1,126,424)          (10,360,008)              -
    Gain on disposal of
      discontinued operations          202,897               -                1,811,703                  -                  -
                                ---------------    ----------------    ------------------    ------------------    -----------------
Income (loss)
  from discontinued operations          95,726         (4,989,629)              685,279           (10,360,008)              -
                                ---------------    ----------------    ------------------    ------------------    -----------------
Income (loss) before
  extraordinary item                  (166,740)        (5,329,414)                1,362           (11,581,647)          (162,466)

Extraordinary loss
  on conversion of debt                   -                  -                     -               (1,420,172)              -
                                ---------------    ----------------    ------------------    ------------------    -----------------
Net income (loss)                    $(166,740)       $(5,329,414)               $1,362          $(13,001,819)         $(162,466)
                                ===============    ================    ==================    ==================    =================
Basic and diluted income (loss)
  per share:

    Loss from continuing
      operations                         $(.02)             $(.02)                $(.04)               $ (.09)

    Income (loss) from
      discontinued operations              .01               (.35)                  .04                  (.70)

    Extraordinary loss on
      conversion of debt                   -                  -                    -                     (.10)
                                ---------------    ----------------    ------------------    ------------------
    Basic and diluted income
      (loss) per share                   $(.01)            $ (.37)                 $  -                $ (.89)
                                ===============    ================    ==================    ==================
    Weighted average shares
      outstanding-basic and
      diluted                       16,169,341         14,437,903             15,530,286           14,259,894
                                ===============    ================    ==================    ==================

         The accompanying notes are an integral part of these condensed consolidated financial statements

                    GLOBAL iTECHNOLOGY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                                                            July 1, 2000
                                                                                                               Date of
                                                                                                            Commencement
                                                                                                           Of Development
                                                                               Nine months ended              Stage to
                                                                                 September 30,              September 30,
                                                                       ---------------------------------- ------------------
                                                                            2000              1999              2000
                                                                       ---------------- ----------------- ------------------
Operating activities:
Net income (loss)                                                              $ 1,362       $(13,001,819)        $(162,466)
    Loss from discontinued operations                                        1,126,424         10,360,008              -
    Depreciation and amortization                                               13,073             11,825            13,073
    Loss on debt conversion                                                       -             1,420,172              -
    Issuance of stock for litigation settlements                                24,689               -                 -
    Issuance of warrants to related party lenders                               10,410               -               10,410
    Gain on disposal of discontinued operations                             (1,811,703)              -                 -
    (Income) loss from equity investment                                       205,409            (43,469)             -
    Issuance of stock options to consultants                                      -               102,000              -
    Amortization of financing charges and unearned discount                       -                11,097              -
Changes in operating assets and liabilities:
    Accounts receivable and other assets                                        41,562             80,023           (12,357)
    Accounts payable and accrued expenses                                     (463,036)          (545,272)          103,038
    Accrued license fees                                                          -               283,365
    Accrued note and earn-out to related party                                (451,494)           328,365
                                                                       ---------------- ----------------- ------------------
Cash provided (used) by continuing operating activities                     (1,303,304)          (993,705)          (48,302)
Cash flows from discontinued operating activities
  or prior to commencement of development stage                                462,497            156,292          (372,683)
                                                                       ---------------- ----------------- ------------------
   Cash provided (used) by operating activities                               (840,807)          (837,413)         (420,985)
                                                                       ---------------- ----------------- ------------------

Cash flows from investing activities:
    Acquisition related costs                                                  (28,545)             -               (28,545)
    Purchase of equipment and software                                         (54,612)          (142,054)          (48,401)
    Advances to affiliate                                                      (64,907)             -                  -
                                                                       ---------------- ----------------- ------------------
          Net cash (used) by investing activities                             (148,064)          (142,054)          (76,946)
                                                                       ---------------- ----------------- ------------------

Cash flows from financing activities:
    Proceeds from short term borrowings                                        705,000              -               505,000
    Proceeds from exercise of stock options                                     42,038              -                 1,500
                                                                       ---------------- ----------------- ------------------
            Net cash provided (used) by financing activities                   747,038              -               506,500
                                                                       ---------------- ----------------- ------------------
               Net change in cash                                             (241,833)          (979,467)            8,569

Cash, beginning of period                                                      302,067          1,604,166            51,665
                                                                       ---------------- ----------------- ------------------
Cash, end of period                                                            $60,234           $624,699           $60,234
                                                                       ================ ================= ==================
Supplemental disclosures:
    Fair value of assets acquired                                             $497,534                            $ 497,534
    Less;  Liabilities assumed                                                (219,717)                            (219,717)
    Issuance of common stock and warrants in connection
      with acquisition                                                        (249,272)                            (249,272)
                                                                       ---------------- ----------------- ------------------
      Acquisition related costs                                               $ 28,545               -             $ 28,545
                                                                       ================ ================= ==================
   Conversion of notes payable to common stock                                $628,815         $2,524,750              -
                                                                       ================ ================= ==================
    Issuance of stock options for financing fees                                  -              $ 92,792              -
                                                                       ================ ================= ==================
    Deferred finance fees related to options and warrants                         -               $11,838              -
                                                                       ================ ================= ==================
    Cash paid for interest                                                        -              $185,870              -
                                                                       ================ ================= ==================

         The accompanying notes are an integral part of these condensed consolidated financial statements

                    GLOBAL iTECHNOLOGY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2000
                                   (unaudited)

(1)      Business and Basis of Presentation

Business

     Global iTechnology, Inc., formerly known as Global Telecommunication Solutions, Inc., (the "Company") was incorporated on December 23, 1992 and historically, through certain subsidiaries, was engaged in the marketing and distribution of prepaid phone cards. As a result of the Company's subsidiaries long history of losses in the prepaid phone card business, coupled with an increasingly competitive environment, the Company's Board of Directors adopted a plan to discontinue and sell the prepaid phone card business. To facilitate the possible sale of the phone card assets, these subsidiaries filed voluntary petitions with the U.S. Bankruptcy Court for the District of Delaware ("Court") under Chapter 11 of the U.S. Bankruptcy Code on October 28, 1999. The subsidiaries of the Company that filed for Court protection are Global Link Telecom Corporation, GTS Holding Corp., Inc., TelTime, Inc., Network Services System, Inc., Network Services System, L.P., GTS Marketing, Inc., Global Telecommunication Solutions, L.P., Networks Around the World, Inc. and Centerpiece Communications, Inc. (collectively the "Debtors"). On January 31, 2000, the Debtors entered into an agreement to sell their fixed assets to J D Services, Inc. ("J D Services"). See below.

     On February 1, 2000, the Company exchanged its investments in its recently formed subsidiaries Imagine Telecom, Inc. and TalkToGo.com, Inc. for a 44% interest in Enticent.com, Inc. ("Enticent"), also a startup entity. As a result of the transaction the Company is the largest shareholder of Enticent, owning approximately 40% of the outstanding shares. These businesses are involved in online and offline business-to-business and business-to-consumer sales initiatives.

     As a result of the acquisition of Certificate Express, Inc. ("CEI") in August 2000 the Company's main focus is the development, as an application service provider, of transactional software solutions which enable e-commerce integration of online and offline business-to-business and business-to-consumer sales initiatives. Its first software product, introduced in September 2000 and for which a United States patent is pending, is an eCertificate Web Toolkit, a transactional processing technology that allows currency, in the form of an electronic gift certificate, to be distributed online and be redeemed instantly at a retail store point of sale credit card terminal.

Basis of Presentation

     The condensed consolidated balance sheet at the end of the preceding year has been derived from the audited consolidated balance sheet contained in the Company's Form 10-KSB and is presented for comparative purposes. All other financial statements are unaudited.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been made. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the most recent year.

     The Company's financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization "("SOP 90-7"). The Debtors have been operating their business as debtors-in-possession subject to the jurisdiction of the Court.

                    GLOBAL iTECHNOLOGY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2000
                                   (unaudited)


     As a result of the Company's decision to sell its phone card business and the subsequent voluntary filing by certain of the Company's subsidiaries under Chapter 11 of the U.S. Bankruptcy Code, the operations of that business are presented herein as discontinued operations and the assets and liabilities of the filing subsidiaries have been aggregated in the accompanying balance sheets.

     Additionally, because the Company's major emphasis is the activities of CEI, a development stage company as defined in the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises" ("SFAS 7"), the financial statements have been prepared in accordance with SFAS 7. Accordingly, the results of operations of the discontinued operations and equity investments have been excluded from development stage reporting.

(2)      Going Concern and Liquidity

     At September 30, 2000 the Company, excluding the assets and liabilities relating to the Debtors, had cash of $60,234 and a working capital deficit of $4.7 million. Subsequent to September 30, 2000, the Company continues to generate negative cash losses from operations.

     At September 30, 2000 substantially all the Company's current liabilities relate to indebtedness incurred in connection with the discontinued phone card business. These liabilities were incurred by the Company rather than the Debtors, and are due to less than 10 entities. The Company is currently negotiating with the various parties in an effort to reach settlements regarding the amounts due. The Company is attempting to settle these liabilities on favorable terms to the Company.

     The Company's ability to continue to operate and execute its new business plan is dependent upon various factors including, but not limited to, resolving its aforementioned outstanding liabilities, and raising additional capital. Management of the Company cannot presently predict the outcome of these matters and there can be no assurance that the Company will be successful in any of these endeavors.

     The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

(3)      Software Development Costs

     The Company accounts for software development costs in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires the capitalization of direct cost incurred in connection with development or obtaining software for internal-use, including external direct costs of materials and services and payroll related costs for employees who are directly associated with and devote time to internal used software development projects. During 2000, the Company capitalized $25,000 of costs related to the implementation of internal-used software that is included in computers and software in the accompanying balance sheet.

(4)      Income (Loss) Per Share

     For the three and nine months ended September 30, 2000 and 1999, basic and diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding. Common stock equivalents are excluded from the loss per share calculation because their effect would be antidilutive or de minimus.

(5)      Reclassifications

     Certain reclassifications have been made to the 1999 condensed consolidated financial statements to conform to the 2000 presentation.

                    GLOBAL iTECHNOLOGY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2000
                                   (unaudited)


(6)      Acquisition and Investment in Affiliates

     Pursuant to a Security Exchange Agreement dated as of August 4, 2000 ("CEI Agreement") , effective August 18, 2000 the Company acquired 100% of the outstanding capital stock of CEI from the shareholders of CEI, a privately held financial transaction technology company based in Bethesda, Maryland. The consideration for the CEI shares was an aggregate 1,200,000 shares of the Company's common stock and three year warrants to purchase an additional 225,000 shares of common stock at an exercise price of $2.00 per share. The value of these warrants, determined using the Black-Scholes option-pricing model has been included in the cost of the acquisition. The former CEI shareholders may earn up to an additional 950,000 shares if certain performance targets related to the issuance of a patent for the technology developed by CEI is issued and a certain number of transactions are processed by CEI, each within a specified period of time. The number of shares of the Company's common stock received by the CEI shareholders is further subject to adjustment to protect the former CEI shareholders from dilutive issuances of common stock in the manner described in the CEI Agreement. In connection witht the Company's acquisitionof CEI, the Company agreed to make up to $900,000 available to CEI in the form of working capital loans. If the Company fails to make required advances to CEI, the Company is required to transfer the assets of CEI to its former shareholders. Through September 30, 2000 the Company had advanced $325,000 to CEI.

     Excluding conditional consideration, the purchase price of CEI was approximately $500,000 in stock and the assumption of liabilities. The excess of the purchase price over the fair market value of the tangible net assets acquired is classified as goodwill and is being amortized on a straight-line basis over 5 years. The following unaudited combined pro forma information reflects the results of operations assuming the CEI merger had been consummated on January 1, 1999.

                                             Nine months ended
                                               September 30,
                                               -------------
                                         2000                1999
                                         ----                ----
        Operating loss                 $(549,768)        $(1,333,155)
        Net loss                       $(69,908)        $(13,069,866)
        Net loss per share               $ -               $ (.92)

     On February 1, 2000, the Company exchanged its investments in its recently formed subsidiaries Imagine Telecom, Inc. and TalkToGo.com, Inc. for a 44% interest in "Enticent, also a startup entity. As a result of the transaction the Company is the largest shareholder of Enticent, owning approximately 40% of the outstanding shares. At September 30, 2000, the Company's investment in Enticent, accounted for on the equity method, has been fully reserved against.

(7)      Debtors Sale of Assets and Discontinued Operations

     On January 31, 2000, the Debtors entered into an agreement ("Purchase Agreement") to sell substantially all of their assets to J D Services. The sale transaction was consummated effective April 1, 2000 pursuant to an order of the Court. Under the terms of the Purchase Agreement, J D Services paid an aggregate of $2.1 million as follows: (i) forgiveness of $750,000 debtor-in-possession financing previously provided to the Debtors and (ii) assumption of Debtor's obligations to provide telecommunications services to previously activated phone cards "Deferred Liability." The Purchase Agreement also provides that should the Deferred Liability be less than $1.35 million, the Debtors shall be due the difference ("True-up Amount".) As a result of this sale, the Debtors realized a gain of $1,608,806. In addition, in the three months ended September 30, 2000, the True-up Amount was determined to be approximately $203,000 which amount was paid to Mr. Cherkas. See below.

     A condition of the Purchase Agreement required that certain agreements, including non-compete agreements among the Company, Debtors and Messrs. Cherkas and Liguori be assigned to J D Services. These agreements with Messrs. Cherkas and Liguori were entered into in connection with the Company's acquisition of Networks Around the World, Inc. ("NATW") in February 1998. To accomplish this assignment, defaults by the Company and the Debtors under the various agreements had to be cured. With respect to Messrs. Cherkas and Liguori, the Company and Debtors entered into an Agreement Regarding The Assignment of Contracts, Cure Amounts and Related Matters on March 7, 2000, which was approved by the Court on March 22, 2000 ("Assignment Agreement".) Under the terms of the Assignment Agreement, the Company, on May 3, 2000, paid Mr. Liguori $15,000 for unpaid bonuses due him and delivered to him 50,000 shares of Common Stock. Also on May 3, 2000, the Company paid Mr. Cherkas $94,000; $64,000 for accrued but unpaid salary and $30,000 for reimbursement of legal fees. As provided by the Assignment Agreement, the Debtors paid Mr. Liguori on May 3, 2000, $110,000 in payment of the note, and related interest, issued in connection with the acquisition of NATW.

                    GLOBAL iTECHNOLOGY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2000
                                   (unaudited)


     With respect to approximately $1.2 million originally due Mr. Cherkas under an earn-out agreement entered into in connection with the NATW acquisition ("Earn Out") and subsequently reduced to $748,506 as a result of the aforementioned payment of the True-up amount and the payment by the Debtors of approximately $250,000 in September 2000, under the Assignment Agreement, modified in September 2000, he has agreed to release the Company and Debtors if he receives a minimum payment of an additional $250,000 by January 5, 2001, paid as discussed below. To the extent he does not receive the minimum payment of an additional $250,000, the amount due him by the Company shall be $750,000, less any additional payments he receives under the Assignment Agreement.

     The Assignment Agreement provides that Mr. Cherkas shall receive the following additional amounts, if any:

     o 70% of the amount of the Debtors' available cash remaining after deduction of amounts for unpaid accrued administrative expenses.
     o At the election of the Company, an amount equal to the difference between $700,000 and the amounts otherwise paid him under the Assignment Agreement.

     It is impossible to predict the amount of additional cash, if any, Mr. Cherkas will receive under the Assignment Agreement and accordingly the Company could be liable to Mr. Cherkas up to $750,000 if he does not receive a minimum of $250,000 from the Debtors and/or the Company by January 5, 2001.

     The Debtors have filed a plan of liquidation ("Plan") with the Court on a timely basis. Subject to certain exceptions in the Bankruptcy Code, acceptance of a Plan requires approval of the Court and the affirmative vote (i.e. more than 50% of the number and at least 66 2/3% of the dollar amount, both with regard to claims actually voted) of each class of creditors and equity holders of the Company, whose claims are impaired by the Plan. The Debtors intend to solicit approval of the Plan before December 31, 2000. If the Debtors fail to receive approval of the Plan or a modification thereof, any creditor or equity holder will be free to file a Plan with the Court and solicit acceptances thereof. Until the Plan is approved, the impact on the Company of the Plan, if any, cannot be predicted. In addition should the assets of the Debtors not be sufficient to pay administrative priority claims, the Debtors would not be able to confirm a Plan and a trustee would be appointed by the Court to administer the Debtors' estate.

     Operating results from the discontinued operations of the Debtors for the nine months ended September 30 is as follows:

                                               2000                 1999
                                          ----------------    ------------------
       Net sales                               $3,259,959           $26,807,211
       Cost of sales                            3,242,223            26,869,606
                                          ----------------    ------------------
       Gross Profit                                17,736              (62,395)
       Selling, general and
          administrative expense                  899,835             4,426,840
       Depreciation and amortization              251,808             3,484,295
       Goodwill impairment                       _                    2,144,087
                                          ----------------    ------------------
       Operating loss                         (1,133,907)          (10,117,617)
       Interest income                              7,483                28,532
       Interest expense                          -                    (270,923)
                                          ----------------    ------------------
       Net loss from discontinued
          Operations                        $ (1,126,424)        $ (10,360,008)
                                          ================    ==================

                    GLOBAL iTECHNOLOGY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2000
                                   (unaudited)


     Summary balances sheets of the discontinued operations of the Debtors is as follows:

                                                     September 30,          December 31,
                                                         2000                   1999
                                                    ----------------   -----------------------
               Current assets:
                   Cash                                    $355,906                  $594,143
                   Accounts receivable, net                  36,761                 1,102,229
                   Inventory                               -                          251,776
                                                    ----------------   -----------------------
                        Total current assets                392,667                 1,948,148
               Property and equipment, net                 -                        1,707,684
               Other assets, net                           -                           50,000
                                                    ----------------   -----------------------
               Total assets of liquidating
               subsidiaries                                $392,667                $3,705,832
                                                    ================   =======================

               Pre-petition current liabilities:
                   Accounts payable                      $8,899,793                $8,638,408
                   Accrued regulatory fees                5,836,021                 5,836,021
                   Other accrued expenses                  -                          430,967
                   Deferred revenues                       -                        1,963,797
                   Estimated sales tax liability          5,402,446                 5,429,514
                   Notes payable to related party          -                          110,000
                                                    ----------------   -----------------------
                                                         20,138,260                22,408,707
                   Post-petition administrative
                     claims                                  42,681                 1,308,181
                                                    ----------------   -----------------------
               Total liquidating subsidiaries'
                 liabilities subject to compromise-
                 third parties                          $20,180,941               $23,716,888
                                                    ================   =======================

(8)      Debt

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

     In April 2000, the Company borrowed, on a demand basis, $125,000 from Mr. Shelly Finkel, chairman of the Company's Board of Directors and a shareholder of the Company, at an interest rate of 8% per annum. In June and July 2000, the Company borrowed, on a demand basis, an aggregate of $75,000 and $175,000 from Messrs. Barry Rubenstein and Eli Oxenhorn. In August 2000, the Company borrowed an aggregate of an additional $330,000 from Messrs. Finkel, Rubenstein and Oxenhorn. All of these loans were converted into three separate term loans, each in the amount of $235,000 payable on the earlier of August 10, 2001 or upon the receipt by the Company of $1 million in proceeds from a qualified financing. The loans bear interest at 8% per annum and are secured by the Company's stock ownership in CEI. The proceeds from the $330,000 in loans are to partially fund CEI's working capital needs. In addition, the Company issued warrants to the lenders, expiring in August 2003, to acquire an aggregate of 66,000 shares of Common Stock at a price of $.1875 per share. The value of these warrants, determined using the Black-Scholes option-pricing model, has been include as interest expense in the Company's financial statements.

                    GLOBAL iTECHNOLOGY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2000
                                   (unaudited)


(9)     Litigation

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

     On March 17, 1999, Gloria Diaz, Edward Ragar and Charles Ruggieri (all former sales people for the Company's subsidiaries) commenced an action against the Company in the Superior Court of New Jersey, Somerset County Law Division, docket No. L-432-99 alleging that the Company owes them approximately $62,000 in the aggregate for salary, commissions and reimbursement for business expenses. The Company disputes these claims and is defending this matter. The Company has reached a settlement with Mr. Ruggieri under which he will be paid approximately $11,000 in cash and issued 9,733 shares of the Company's common stock. The Company believes it has adequately accrued for this liability.

     On December 3, 1999, MTS Communications, Inc. ("MTS") commenced an action against the Company in the United States District for the District of New Jersey. MTS claims that the Company owes it $368,697, together with interest, in connection with operations of the Company's Canadian subsidiary. The Company disputes MTS' claims and is defending this matter. The Company has reached a settlement with MTS under which the Company will pay MTS $10,000 in cash and issue to MTS 17,500 shares of Series A Preferred Stock (a new class of preferred stock) with a liquidating value of $175,000 and which will be convertible into 250,000 shares of the Company's common stock. The Company believes it has adequately accrued for this liability.

     The Company is currently in default under a settlement agreement it reached in IDB Worldcom Services, Inc. ("IDB") in 1999. The settlement agreement calls for additional payments of approximately $250,000 to IDB which the Company has recorded as a liability. If the Company is unable to renegotiate a new settlement agreement, it could be liable for an additional $300,000 to IDB.

     The Company also is involved in litigation incidental to its business. Such litigation can be expensive and time consuming to prosecute and defend. The Company believes that these pending litigation matters, in the aggregate, could have a material adverse effect on its operating results and financial condition if resolved against the Company.

(10)     Subsequent Event

     In October 2000, the Company borrowed, on a demand basis, $150,000 from Mr. Barry Rubenstein at an interest rate of 8% per annum.

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

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     Continuing Operations

     The Company had no sales or cost of sales for the three months ended September 30, 2000 and 1999 because of (i) the discontinuance of the Company's phone card business, (ii) the Company's wholly owned subsidiary CEI is in the development stage and has yet to record any sales and (iii) the results of operations of the Company's investment in Enticent are reported on the equity method.

     General and administrative expenses consist mainly of salaries and professional fees. While the number of Company employees increased by four in August 2000 as a result of the acquisition of CEI, salary expense during the three months ended September 30, 2000 declined from that which was reported in the similar period of 1999 as a result of the decline in the overall number of employees. Salary expense in the three months ended September 30, 2000 was further reduced as a result of the Debtors' reimbursing the Company for service performed by the Company's employees on their behalf. Such reimbursement will cease as the Debtors' operations wind-down. Professional fees during the year 2000 period also declined from that reported in 1999 as a result of a lower level of activity.

     Equity in net loss from affiliate for the three months ended September 30, 2000 reflects the Company's estimated share of the net loss of Enticent for that period. Enticent began operations effectively in late 1999. In as much as the Company has not received in 2000 financial statements from Enticent, as required by the shareholder agreement between the Company, Enticent and the other Enticent stockholders, for the three months ended September 30, 2000, the equity in net loss from affiliate was estimated based upon available information.

     The per share loss from continuing operations remained constant in the three months ended September 30, 2000 from that reported in the prior year as a result of the aforementioned decline in general and administrative expenses being offset by the Enticent loss.

     Discontinued Operations

     During the three months ended September 30, 2000 current operations consist of the continued liquidation of that business under the bankruptcy statutes. The loss from discontinued operations for the three months ended September 30, 2000 declined substantially from that reported in the similar period in the prior year as a result of the Debtors ceasing operations on March 31, 2000. Additionally, during the three months ended September 30, 2000 the Debtor's received an additional purchase price payment not previously accrued.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     Continuing Operations

     The Company had no sales or cost of sales for the nine months ended September 30, 2000 and 1999 because of (i) the discontinuance of the Company's phone card business, (ii) the Company's wholly owned subsidiary CEI is in the development stage and has yet to record any sales and (iii) the results of operations of the Company's investment in Enticent are reported on the equity method.

     General and administrative expenses consist mainly of salaries and professional fees. While the number of Company employees increased by four in August 2000 as a result of the acquisition of CEI, salary expense during the nine months ended September 30, 2000 declined from that which was reported in the similar period of 1999 as a result of the decline in the overall number of employees. Salary expense in the nine months ended September 30, 2000 was further reduced as a result of the Debtors' reimbursing the Company for service performed by the Company's employees on their behalf. Such reimbursement will cease as the Debtors' operations wind-down. Professional fees during the year 2000 period also declined from that reported in 1999 as a result of a lower level of activity. General and administrative expenses were further reduced as a result of the reversal of certain accruals in the quarter ended June 30, 2000.

     Equity in net loss from affiliate for the nine months ended September 30, 2000 reflects the Company's share of the net loss of Enticent for that period calculated, as discussed above, based on management's estimates. Enticent began operations effectively in late 1999.

     The per share loss from continuing operations declined in the nine months ended September 30, 2000 from that reported in the prior year as a result of the aforementioned decline in general and administrative expenses.

     Discontinued Operations

     The loss from discontinued operations for the nine months ended September 30, 2000 declined substantially from that reported in the similar period in the prior year as a result of the Debtors ceasing operations on March 31, 2000. The gain on disposal of discontinued operations results from the sale of the Debtors' fixed assets to J D Services effective March 31, 2000.

     The loss the Company recorded in the quarter ended December 31, 1999 of $2,144,087 to reflect the impairment of goodwill related to the phone card business, has been retroactively reflected in the loss from discontinued operations for the nine months ended September 30, 2000.

     Extraordinary Item

     During the nine months ended September 30, 1999 the Company recorded a non-cash loss upon the conversion of outstanding debt into common stock.

Liquidity and Capital Resources

     As a result of the Company's long history of losses in the prepaid phone card business, coupled with an increasingly competitive environment, the Company elected to exit the prepaid phone card business. To accomplish this, the Debtors filed voluntary petitions with the Court for the District of Delaware under Chapter 11 of the Bankruptcy Code on October 28, 1999. The Debtors have sold their fixed assets and intend to liquidate the remaining assets of the phone card operations with the proceeds of such sale and liquidation to be distributed to the Debtors' creditors pursuant to a liquidating plan of reorganization.

     At September 30, 2000, the Company, excluding the assets and liabilities relating to the Debtors, had cash of $60,000 and a working capital deficit of $4.7 million. At September 30, 2000 approximately $4.1 million of the Company's current liabilities relate to indebtedness incurred in connection with the discontinued phone card business. Because of contractual obligations, these liabilities are the obligations of the Company rather than the Debtors, and are due to less than 10 creditors. The Company is currently negotiating with those parties in an effort to settle the amounts due at less than the amount recorded on the balance sheet.

     In April 2000, the Company borrowed on a demand basis $125,000 from Mr. Shelly Finkel, chairman of the Company's Board of Directors and a shareholder of the Company at an interest rate of 8% per annum. In June and July 2000, the Company borrowed on a demand basis an aggregate of $250,000 from Messrs. Barry Rubenstein and Eli Oxenhorn at an interest rate of 8% per annum. In August 2000, the Company borrowed an aggregate of an additional $330,000 from Messrs. Finkel, Rubenstein and Oxnehorn. These loans, plus the previous loans, were converted into three term loans, each in the amount of $235,000 payable the earlier of August 10, 2001 or upon the receipt by the Company of $1 million in proceeds from a qualified financing. These loans bear interest at 8% and are secured by the Company's stock ownership in CEI. The proceeds from the $330,000 in loans are for CEI's working capital needs. In addition the Company issued to the lenders warrants, expiring in August 2003, to acquire an aggregate of 66,000 shares of Common Stock at a price of $.1875 per share. In connection with the Company's acquisition of CEI, the Company agreed to make up to $900,000 available to CEI in the form of working capital loans. If the Company fails to make required advances to CEI, the Company is required to transfer the assets of CEI to its former shareholders. Through September 30, 2000 the Company had advanced $325,000 to CEI.

     In October 2000, the Company borrowed, on a demand basis, an additional $150,000 from Mr. Rubenstein at an interest rate of 8% per annum on a demand basis.

     The Company's ability to continue to operate and execute its new business plan is dependent upon various factors including, but not limited to, resolving its aforementioned outstanding liabilities, and raising additional capital. Management of the Company cannot presently predict the outcome of these matters and there can be no assurance that the Company will be successful in any of these endeavors or that the individuals who have recently provided financing to the Company will provide additional financing to the Company.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     In June 1998, IDB Worldcom Services, Inc. (IDB) commenced an action against the Company in the Court of Common Pleas of Philadelphia, Pennsylvania alleging that the Company owed IDB approximately $700,000. On September 7, 1999 the Company settled this matter with IDB for $400,000. The Company is currently in default on approximately $250,000 of this settlement and is presently attempting to renegotiate the amount and terms of the settlement.

Item 2.  Changes in Securities and Use of Proceeds

(c)      Recent Sales of Unregistered Securities

     During the quarter ended September 30, 2000 the Company made the following sales of unregistered securities.

                                                         Consideration Received and                     If Option, Warrant
                                                        Description of Underwriting                       or Convertible
                                                        or Other Discounts to Market   Exemption from   Security, Terms of
                                             Number               Price                 Registration       Exercise or
    Date of Sale      Title of Security      Sold         Afforded to Purchasers           Claimed          Conversion
    ------------      -----------------      ----         ----------------------           -------          ----------
August 10, 2000        Warrant to              66,000     Warrants granted in                 4(2)        Exercisable from
                       purchase Common                    consideration for providing                     August 2000 to
                       Stock                              loan to the Company-no other                    August 2003 at an
                                                          consider received by the                        exercise price of
                                                          Company until exercised                         $.1875 per share
August 18, 2000        Common Stock          1,200,000    Acquisition of Certificate          4(2)
                                                          Express, Inc.
August 18, 2000        Warrant to             225,000     Warrants granted in                 4(2)        Exercisable from
                       purchase Common                    connection with the                             August 2000 to
                       Stock                              acquisition of Certificate                      August 2003 at an
                                                          Express, Inc.-no other                          exercise price of
                                                          consideration received by                       $2.00 per share
                                                          the Company until exercised

Item 5.  Other Information

     In October 2000, the Company borrowed $150,000 from a shareholder of the Company at an interest rate of 8% per annum on a demand basis.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

27             Financial Data Schedule

(b)      Current Reports on Form 8-K

         None

                                   SIGNATURES

         In accordance with requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 20, 2000
                                       GLOBAL iTECHNOLOGY, INC.



                                       By: /s/ Lee R. Montellaro
                                           -------------------------------------
                                           Lee R. Montellaro, Vice President and
                                           Principal Financial Officer